Form 10KSB
period 2005-12-31
XSINVENTORY
filed 2006-03-29
CIK 1220379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐ TRANSITION REPORT UNDER TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-118632

XSINVENTORY

(Name of small business issuer in its charter)

Nevada	71-0934772
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2950 E. Flamingo Rd., Suite E-6D
Las Vegas, Nevada	89121
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (702) 866-5840

Copies of Communications to:

Stoecklein Law Group

402 West Broadway, Suite 400

San Diego, CA 92101

(619) 595-4882

Fax (619) 595-4883

Securities registered pursuant to Section 12(b) of the Act:

None

(Title of Class)

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [    ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [    ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [    ]

The issuer’s revenues for its most recent fiscal year ended December 31, 2005. $5,527

The number of shares of Common Stock, $0.001 par value, outstanding on February 1, 2006 was 2,379,192 shares.

Transitional Small Business Disclosure Format (check one): Yes [    ]   No [X]

XSINVENTORY

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2005

Index to Report

on Form 10-KSB

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any or our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•	increased competitive pressures from existing competitors and new entrants;
•	increases in interest rates or our cost of borrowing or a default under any material debt agreements;
•	deterioration in general or regional economic conditions;
•	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
•	loss of customers or sales weakness;
•	inability to achieve future sales levels or other operating results;
•	the unavailability of funds for capital expenditures and/or general working capital; and
•	operational inefficiencies in distribution or other systems.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect The Company’s Future Operating Results” in this document.

Throughout this Annual Report references to “we”, “our”, “us”, “the Company”, and similar terms refer to XSInventory and its 100% owned subsidiary Creative Excess, Inc.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

(a) General Business Development

We are a development stage company incorporated in the State of Nevada in September of 2002. We were formed to engage in the business of marketing, selling and distributing products through online trading websites of companies such as eBay. In February 2003, we formed Creative Excess, Inc., as a wholly owned subsidiary, to become an online liquidator of products through eBay. Although the affiliation with eBay as an online trading platform allows us immediate online access to an online auction facility, we are highly dependent upon eBay to provide a platform for the liquidation of our products. Additionally, we are highly dependent on the online auction platforms to track the traffic from our visitors and the sales from our customers. We commenced operations in February of 2003, generating revenues of $55,069 as of December 31, 2005. All of our current operations are conducted through Creative Excess, Inc.

(b) Our Business

We currently purchase our products from companies that are known liquidators of products, which other companies have on inventory and are unable to sell, or have been purchased as a result of a bankruptcy or insolvency liquidation. Our purchases have been generally from companies such as Marshall’s, TJMaxx, Ross, the MAGIC Show in Las Vegas, and other eBay customers, none of which are a major source of supplies. To make a purchase, our employee evaluates which products she believes will sell, walks into any of the supply companies mentioned above, and makes a purchase of products. We do not have contracts with the suppliers, as any individual can make similar purchases. We sometimes utilize the term, excess inventory as a result of the products, which we are selling which have been shifted to companies as referenced above to liquidate out inventory of other companies who initially purchased the products. Recently we have been negatively impacted by a lack of capital to acquire additional inventory. During this time period of reduced sales we have concentrated efforts of locating different sources from which we will be able to acquire inventory for resale. As a result of our current registration we are impacted by our inability to raise capital from private sources.

The way our business works:

An online trading platform, such as the one developed by eBay and utilized by us, provides a method by which buyers and sellers are brought together in an efficient and entertaining format to browse, buy and sell items such as collectibles, automobiles, high-end or premium art items, jewelry, consumer electronics and a host of practical and miscellaneous items. The eBay trading platform which we use is a fully automated, topically arranged, intuitive, and easy-to-use service that supports an auction format in which sellers list items for sale and buyers bid on items of interest, and a fixed-price format in which sellers and buyers trade items at a fixed price established by sellers.

Our business plan is to establish a relationship with a number of quality product vendors where we can purchase quality products and sell the same products at a marked up price through an online trading platform on either eBay and/or other similar trading platforms. These relationships will provide us with additional sources of product to resell through eBay or some other trading platform. Currently, the main products, which we have sold and are selling consists of women’s designer clothing and accessories, including brand names such as Juicy Couture, Guess, Dooney & Bourke, Coach, Hale Bob, XOXO, Jams World, Hard Tail, Baby Phat, Roxy, and others. We intend to continue to sell this type of product until relationships are established at vendors for products we believe will be appropriate for our company. Appropriate products consist of products, which we believe we can sell to the general public, based upon current trends in the public’s buying habits. Since we are not limited by whom we purchase product from, a loss of any supplier has no impact on our ability to obtain product.

To establish our business plan at the lowest possible cost, we have joined the online trading platform of eBay, a public company (Nasdaq:EBAY;www.eBay.com) offering our company, on a non-exclusive basis, the ability to liquidate our inventory through utilizing eBay’s website.

According to information set forth on eBay’s website, eBay’s mission is to provide a global trading platform where practically anyone can trade practically anything. Additionally, the information indicates that eBay’s community includes tens of millions of registered members from around the world.

As a result of our User Agreement with eBay we are able to access eBay’s services available under the domain and sub-domains of www.eBay.com (including halfeBay.com and eBaystores.com). Under the terms of the User Agreement we have an opportunity to review and accept the fees that we will be charged for the use of eBay’s listing service. The User Agreement further provides that eBay may in its sole discretion change some or all of its services at any time. Our user identification, which allows us to utilize eBay’s listing service is “creativeexcess.”

Our revenues are generated from the customers who enter eBay’s website through eBay’s home page, which contains a listing of major product categories, featured items and theme-oriented promotions. Users can search for specific items by browsing through a list of items within a category or subcategory and then “click through” to a detailed description for a particular item. Users can also search specific categories, interest pages or the entire database of listings using keywords to describe their areas of interest. eBay’s search engine generates lists of relevant items with links to detailed descriptions. Each item is assigned a unique identifier so that users can easily search for and track specific items. Users also can search for a particular bidder or seller by name to review his or her listings and feedback history and search for products by specific region or other attributes. The users do not incur expenses for utilizing the search capabilities, or purchasing products through eBay’s website. Once a user has found an item and registered with eBay, the user may enter a bid for the maximum amount he or she is willing to pay at that time, or for those listings that offer the Buy-It-Now feature, purchase the item by accepting the Buy-It-Now price established by the seller. In the event of competitive bids, the eBay service automatically increases bidding in increments based upon the current high bid, up to the bidder’s maximum price. Shipping costs associated with the products which we sell vary depending on the weight of the item and if the buyer purchases more than one item. Most items which, we have sold are forms of clothing or accessories which are being shipped via UPS priority mail, with an average shipping cost of approximately $3.95 per package.

We list products for sale on the eBay website by completing a short online form or using “Mister Lister,” or “Sellers Assistant.” We select a minimum price for our opening bids for each item and we choose whether the sale will last three, five, seven or ten days. Additionally, we may select a reserve price for a particular item, which is the minimum price at which we are willing to sell the item, which is typically higher than the minimum price set for the opening bid. The reserve price is not disclosed to bidders. In some cases, we may choose to use the Buy-It-Now feature, which allows us to name a price at which we are willing to sell the item to any Buyer. Our listings, which offer the Buy-It-Now feature are run in the normal auction-style format, but also feature a Buy-It-Now icon and price. Until the first bid is placed, or in the case of a reserve auction, until the reserve price is met, buyers have the option to buy the item instantly at the specified price without waiting for the auction to end. We can elect to sell items in individual item listings or, if we have multiple identical items, can elect to hold a “Dutch Auction.” For example, we may wish to sell 10 identical watches and hold 10 individual auctions or hold a Dutch Auction in which the 10 highest bidders would each receive a watch at the same price and all lower bids would be rejected.

The Dutch Auction format is for sellers with many identical items to sell. Examples of Dutch Auction formats are as follows:

•	A seller has 10 pens for auction at $1 each. 10 people bid $1 for one pen each. In this case, all 10 bidders will win a pen for $1.

OR

•

Let’s say that 5 people bid $1.25 for one pen each and 10 others bid $1. The minimum bid for the pen will be raised to $1.25 because demand exceeds supply. Because the $1.25 bidders bid higher than the $1 bidders, they will be guaranteed a pen. The other 5 pens will go to the earliest $1 bidders. The final price for each pen will be $1 (even though someone placed a high bid of $1.25) since all winning bidders pay the same price — which is the lowest successful bid.

For us to list an item with eBay we pay a nominal listing fee to list each item for sale. When an auction ends, the eBay system validates whether a bid has exceeded the minimum price, and the reserve price if one has been set. If the auction was successful or if the buyer elected the Buy-It-Now feature, eBay automatically notifies us and the buyer via email, and the buyer and us then complete the transaction independent of eBay. At the time of the email notification, eBay generally charges us a final value fee. The customers who are buying products through eBay do not pay a fee or incur expenses for utilizing the search capabilities, or purchasing products through eBay’s website.

Under the terms of the user agreement with eBay, if we receive one or more bids above the stated minimum or reserve price, whichever is higher, we are obligated to complete the transaction.

Invoices for listing and final value fees are sent via email to us on a regular (at least monthly) basis. eBay requires us to have a credit card account on file. We are charged shortly after the invoice is sent. A summary of the basic fee structure as of 2005 is provided below. All pricing is subject to change.

When you list an item on eBay, you’re charged an Insertion Fee according to the table below. If the item sells, you are also charged a Final Value Fee. The total cost of selling an item is the Insertion Fee plus the Final Value Fee.

Insertion Fees

Starting or Reserve Price	Insertion Fee

$0.01-$0.99	$0.25
$1.00-$9,99	$0.35
$10.00-$24.99	$.600
$25.00-$49.99	$1.20
$50.00 - $199.99	$2.40
$200.00 - $499.99	$3.60
$500 or more	$4.80

Final Value Fees

Closing Price	Final Value Fee

Item not sold	No Fee
$0.01 - $25.00	5.25% of closing value
$25.01 to $1,000	5.25% of the initial $25.00 ($1.31, plus 2.75% of the remaining closing value balance ($25.01 to $1,000.00)
Over $1,000	5.25% of the initial $25.00 ($1.31), plus 2.75% of the initial $25.00 - $1,000.00 ($26.81), plus 1.50% of the remaining closing value balance ($1,000.01 – closing value)

Inventory

We currently maintain our inventory at our executive office location except when the inventory is in transit for photographing and mailing. At such time as our inventory expands beyond our current location capabilities, we will continue to utilize our executive office for storage of the limited inventory currently on hand.

Marketing Strategy

Our marketing strategy is to promote our name recognition and credibility as a reliable seller of merchandise on various online auction services. To build name recognition we are attempting to acquire inexpensive products in high demand and offering them for resale at bargained for prices, while at the same time providing exceptional service in putting the purchased products in the hands of our customers as soon as possible. Our products are generally shipped within three days of the payment of an order. We find that many online eBay sellers of merchandise ship their products within approximately 30 days, as opposed to our three days. As a result of our lack of capital, we have (1) not established a marketing plan, and (2) have not expended any capital on advertising for our site or the sale of product. However: as part of our marketing efforts, we have maintained a customer response program, which has assisted us in our marketing efforts. Our customer response program consists of evaluating the feedback received by other sellers of products similar to ours on eBay, and attempting to maintain a zero negative feedback policy for our Company. We believe, based upon the limited amount of products, which we have sold, and the experience which our sole employee has had in retail sales, customers are seeking products at good prices, which products are in demand based upon current trends, and desire immediate mailing of the products. By reviewing the feedback of the customers, which is posted on the eBay website, whether negative or positive, we are able to obtain important information on what generates a sale of products similar to our own. Our own experience in buying products, similar to our own, over the Internet has resulted in approximately 50% of the product purchases which have not been mailed within 30 days of the purchase.

Risk Management Insurance

We do not maintain a liability insurance program. Our proposed insurance program, once implemented, will include property, casualty, and comprehensive general liability coverage. Management believes that the proposed insurance program, when completed, is intended to be adequate. There can be no assurance that we will be able to obtain or maintain such liability insurance.

Competition

We encounter aggressive competition in our business from numerous sources. Our customers can purchase similar items through a variety of competing channels, including online and offline retailers, distributors, liquidators, import and export companies, auctioneers, catalog and mail order companies, virtually all online and offline commerce participants (consumer-to-consumer, business-to-business) and online and offline shopping channels and networks. As our product offering continues to broaden into new categories of items, we expect our competition to continue to broaden to include other online and offline channels for those new offerings. We also compete on the basis of price and product selection, which are derived from our abundant and diverse customer community and the quality of the eBay user experience. As a result of our focus on sales through eBay, we compete with thousands of other parties that offer goods for sale on the eBay website. Since there are effectively no barriers to entry for current and potential competitors, competition in sales utilizing the eBay website is significant. To compete effectively, we may need to expend significant resources in establishing vendor contacts which will assist us in obtaining inventory for liquidation. These efforts may be expensive and could reduce our margins and have a material adverse effect on our business, financial position, operating results, cash flows, and ultimately our stock values.

Government Regulation

We are subject to the same foreign, federal, state and local laws as other companies conducting business on the Internet. Today there are relatively few laws specifically directed towards online services. However, due to the increasing popularity and use of the Internet and online services, many laws relating to the Internet are being debated at the state and federal levels (both in the U.S. and abroad) and it is possible that laws and regulations will be adopted with respect to the Internet or online services. These laws and regulations could cover issues such as user privacy, freedom of expression, pricing, fraud, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. The vast majority of these laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies.

The states may implement taxing legislation, which would affect the way online merchants collect, or do not collect taxes, which may impact our revenue. At present we do not intend to collect sales or other similar taxes in respect of sales and shipments of products outside of Nevada. However, various states have sought to impose state sales tax collection obligations on out-of-state direct sales companies such as ours. A successful assertion by one or more of these states that we should collect sales tax on the sale of our products could result in additional costs and corresponding price increases to our customers whether collected by us. Any imposition of state sales and use taxes on products sold over the Internet may decrease customers’ demand for products resulting in a decrease in our revenues.

In addition, we cannot predict whether new legislation or regulations governing our activities will be enacted by legislative bodies or promulgated by agencies regulating our activities, or what the effect of any such legislation or regulations on our business would be. As a result of our having an office only in the City of Las Vegas, State of Nevada, we are currently only subject to the taxing authority in Clark County, Nevada. We do not have a corporate tax in the State of Nevada. However, we are subject to the laws of the federal government in reference to Federal Trade Commission rules and regulations pertaining to disclosure requirements. The Federal Trade Commission has proposed regulations regarding the collection and use of personal identifying information obtained from individuals when accessing websites, with particular emphasis on access by minors. These regulations may include requirements that we establish procedures to disclose and notify users of privacy and security policies, obtain consent from users for collection and use of information and provide users with the ability to access, correct and delete personal information stored by us. Additionally, we are subject to the anti-fraud common law statutes of any state where we accept customers. In the future, we may be subject to the taxation of our customer’s place of residency or place of purchase.

Employees

We are a development stage company and currently have only one full-time and one part-time employee. Michael J. Evangelista, who is also our sole officer and director is a part time employee. We look to Mr. Evangelista for his entrepreneurial skills and talents. For a discussion of Mr. Evangelista’s experience, please see “Director, Executive Officers, Promoters and Control Persons.” Initially Mr. Evangelista will coordinate all of our business operations. Our full time employee, who we pay $2,100 per month, is involved in the day-to-day operations including the purchasing and listing of items for sale through auction websites. Mr. Evangelista has provided the working capital to cover the expense of our full time employee. We plan to use consultants, attorneys and accountants as necessary and do not plan to engage any additional full-time employees in the near future. We believe the use of non-salaried personnel allows us to expend our capital resources as a variable cost as opposed to a fixed cost of operations. In other words, if we have insufficient revenues or cash available, we are in a better position to only utilize those services required to generate revenues as opposed to having salaried employees. We may hire marketing employees based on the projected size of the market and the compensation necessary to retain qualified sales employees: however we do not intend to hire these individuals within the next 12 months. A portion of any employee compensation likely would include the right to acquire our stock, which would dilute the ownership interest of holders of existing shares of our common stock.

Mr. Evangelista is spending the time allocated to our business in handling the general business affairs of our company such as accounting issues, including review of materials presented to our auditors, working with our counsel in preparation with the filing our SB-2 registration statement, and monitoring inventory purchases.

ITEM 2.	DESCRIPTION OF PROPERTY

We currently maintain an office at 2950 E. Flamingo Rd, Suite E-6D, Las Vegas, NV 89121. Our monthly rent of $150 is accrued monthly. Additionally, Mr. Evangelista, our sole officer and director, and our full time employee occasionally will utilize their homes to conduct business on our behalf. Mr. Evangelista does not receive any remuneration for the use of his home or time spent on behalf of us. We do not believe that we will need to obtain additional office space at any time in the foreseeable future, approximately 12 months, until our business plan is more fully implemented.

As a result of our method of operations and business plan we do not require personnel other than Mr. Evangelista and our one full time employee, to conduct our business. In the future we anticipate requiring additional office space and additional personnel; however, it is unknown at this time how much space or how many individuals will be required.

We currently maintain our inventory consisting of articles of clothing, and accessories, at our executive office location except when the inventory is in transit for photographing and mailing. Photographing and narrating the products is handled by our employee, who creates a digital image of the product and lists the product for resale on the eBay website. Until such time as our inventory expands beyond our current location capabilities, we will continue to utilize our executive office for storage of the limited inventory currently on hand.

ITEM 3.	LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the vote of security holders during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information

There is currently no public market for our securities. We will submit, through a market maker, for inclusion of our common stock on the National Association of Securities Dealers, Inc. Over-the-Counter Bulletin Board; however, there can be no assurance that NASD will approve the inclusion of the common stock.

(b) Holders of Common Stock

As of December 31, 2005, we had 1 stockholder of record of the 2,379,192 shares outstanding.

(c) Dividends

We have never declared or paid dividends on our Common Stock. We intend to follow a policy of retaining earnings, if any, to finance the growth of the business and do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the Common Stock will be the sole discretion of the Board of Directors and will depend on our profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

Recent Sales of Unregistered Securities

During the past three years, we have issued securities which were not registered as follows:

DATE	NAME	NUMBER OF SHARES	CONSIDERATION
February 2003	Michael J. Evangelista	350,000	$7,000 (1)
March 2003	Michael J. Evangelista	200,000	$10,000 (1)
July 2003	Michael J. Evangelista	10,000	$500 (1)
August 2003	Michael J. Evangelista	100,000	$5,000 (1)
September 2003	Michael J. Evangelista	20,000	$1,000 (1)
October 2003	Michael J. Evangelista	60,000	$3,000 (1)
November 2003	Michael J. Evangelista	60,000	$3,000 (1)
December 2003	Michael J. Evangelista	10,000	$500 (1)
January 2004	Michael J. Evangelista	130,000	$6,500 (1)
March 2004	Michael J. Evangelista	30,000	$1,500 (1)
April 2004	Michael J. Evangelista	80,000	$4,000 (1)
May 2004	Michael J. Evangelista	50,000	$2,500 (1)
June 2004	Michael J. Evangelista	420,000	$21,000 (1)
October 2004	Michael J. Evangelista	240,000	$12,000 (1)
November 2004	Michael J. Evangelista	60,000	$3,000 (1)
December 2004	Michael J. Evangelista	200,000	$10,000 (1)
June 2005	Michael J. Evangelista	249,192	$12,459 (1)
July 2005	Michael J. Evangelista	110,000	$5,500 (1)

________

(1)          Shares issued to Mr. Evangelista were conversions of debt to equity for monies advanced by Mr. Evangelista. With respect to the stock issued to Mr. Evangelista, we relied upon Section 4(2) of the Securities Act of 1933.

There have been no other issuances of common stock as of December 31, 2005.

Use of Proceeds From Registered Securities

Our Registration Statement on Form SB-2 (File No. 333-118632), related to our initial public offering, was declared effective by the SEC on February 13, 2006. A total of 1,000,000 shares of our Common Stock was registered with the SEC with an aggregate offering price of $100,000. All of these shares were registered on our behalf. The offering has not commenced, and there have been no shares sold pursuant to our registration.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this filing.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

With the exception of historical matters, the matters discussed herein are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements concerning anticipated trends in revenues and net income, projections concerning operations and available cash flow. Our actual results could differ materially from the results discussed in such forward-looking statements. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere herein.

Background Overview

We are a development stage company incorporated in the State of Nevada in September of 2002. We were formed to engage in the business of marketing, selling and distributing products through the online trading website of companies such as eBay, (www.eBay.com.). In February 2003, we formed Creative Excess, Inc., as a wholly owned subsidiary, to become an online liquidator of products through eBay. Although the affiliation with eBay as an online trading platform allows us immediate online access to an online auction facility, we are highly dependent upon eBay to provide a platform for the sale of our products. As of the date of this prospectus, we have generated all of our revenue by selling goods using eBay. Our affiliation with eBay is a standard user agreement which eBay makes available to members of the general public.

Since our incorporation in September 2002 through December 31, 2005, we have generated $55,069 in revenues with a net loss of $109,928. Our recent activities include organization of the Company, our setting up of our account with eBay, and the commencement of buying inventory and re-selling the inventory through eBay. The XSInventory business plan is to establish a number of quality product outlets where we can purchase quality products and excess inventory and sell the same inventory at a marked up price through our online trading platform on eBay and/or other similar trading platforms.

Results of Operations

The following overview provides a summary of key information concerning our financial results for the years ended December 31, 2005 and 2004.

Revenue

	2005	2004	Increase/(decrease)
			$	%
For the years ended December 31,
Revenue	$ 5,527	$ 11,593	$ (6,066)	(52%)

Revenue for the year ended December 31, 2005 was $5,507, a decrease of $6,066, or 52%, from $11,593 in the same period one year ago.

We believe the decrease is due to a decrease in our purchasing of products for resale. This decrease in purchases is the result of the unavailability of cash for such purchases.

Cost of goods sold/Gross profit percentage of revenue

	2005	2004	Increase/(decrease)
			$	%
For the years ended December 31,
Cost of goods sold	$ 4,684	$ 13,638	$ (8,954)	(66)%

Cost of goods sold for the year ended December 31, 2005 was $4,684, a decrease of $8,954, or 66%, from $13,638 for the year ended December 31, 2004. The decrease is the direct result of lower gross revenue for the period due to a decrease in purchases of products for resale.

	2005	2004	Increase/(decrease)
			$	%
For the years ended December 31,
Gross profit	$ 843	$ (2,045)	$ 2,888	N/A
Gross profit % of revenue	16%	(27)%

Gross profit for the year ended December 31, 2005 was $843, for an increase of $2,888 over the ($2,045) gross profit for the year ended December 31, 2004.

Gross profit as a percentage of revenue increased from (27)% for the year ended December 31, 2004 last year to 16% for the year ended December 31, 2005. The increase in gross profit percentage reflected our ability to purchase product at an increased discount, which could be resold for higher price margins. If we are unable to locate products, which we can purchase at prices that allow mark-up and saleability, our gross profit margin may decrease in future periods.

Expenses

	2005	2004	Increase/(decrease)
			$	%
For the years ended December 31,
Expenses	$ 38,843	$ 41,955	$ (3,112)	(7%)

The total expenses were $38,843 for the year ended December 31, 2005 versus $41,955 for the year ended December 31, a $3,112 or 7% decrease. The decrease for the year ended December 31, 2005 versus the same period in 2004 is primarily due to costs related to general and administrative expenses. Our use of general office supplies decreased as a result of decreased sales activity.

Net loss

	2005	2004	Increase/(decrease)
			$	%
For the years ended December 31,
Net (loss)	$ (38,000)	$(44,000)	$ (6,000)	(14%)

Our net loss for the year ended December 31, 2005 was $38,000, versus a net loss of $44,000 for the year ended December 31, 2004, a decrease of $6,000, or 14%. The decrease in net loss was primarily the result of (i) the increase in gross profits, and (ii) decreased administrative expenses.

Risks that could cause actual sales to differ from expected sales are detailed in the remainder of this section, and under the section titled “Factors That May Affect the Company’s Future Operating Results.”

Liquidity and Capital Reserves

Cash will be increasing primarily due to the receipt of funds from this offering to offset our near term cash requirements. Since inception, we have financed our cash flow requirements through the issuance of common stock and sales activities, which has resulted in our receipt of $163,528. We have used $163,035 as of December 31, 2005, leaving cash in the amount of $493, and inventory valued at $402. As we expand our activities, we may continue to experience net negative cash flows from operations, pending receipt of sales revenues. In addition to the SB-2 registration, we anticipate obtaining additional financing to fund operations through private placements of common stock offerings in the future, and subsequent to the funding of the pending registration.

In determining whether to conduct this public offering instead of raising money through other means we analyzed: (i) exemptions from registration under the Federal Securities Laws; (ii) exemptions from registration in Nevada; (iii) the requirements of audited financial statements for certain exemptions, such as Regulation D 505 and 506 (when offering to unaccredited investors) and the disclosure mandated; (iv) the ability to generally solicit the sale of a security wherein registration is provided; (v) and, the potential for creating liquidity in the investment if submitted for trading.

We anticipate we will incur operating losses in the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. Such risks for us include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks, we must, among other things, obtain a customer base, implement and successfully execute our business and marketing strategy, provide order fulfillment through the Internet, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

As of December 31, 2005, current assets totaled $895, a decrease of $18,003 as compared to December 31, 2004. The decrease in current assets resulted from operational expenses and the purchase of inventory incurred during the normal course of business.

Plan of Operation

Satisfaction of our cash obligations for the next 12 months. Our plan of operation has provided for us to establish an outlet for the sale of product which we have begun purchasing. Having established our relationship with eBay, as the initial online trading platform, we have commenced selling our inventory. We capitalized our company with $108,459 from our sole officer, director and stockholder, Mr. Evangelista. We have utilized the $108,459 to setup our corporate organization, payment of audit fees for our registration, inventory purchases, general and administrative, and payment of salaries, leaving us with a balance of approximately $493 as of December 31, 2005. Our plan of operation indicates expenditures in the following year of at least $31,700, the minimum net proceeds from the SB-2 registration, to be used for: (i) salaries - $15,200, (ii) corporate filing fees - $325, (iii) accounting fees - $4,500, and (iv) inventory purchases - $11,675. We have based our assumptions on the fact that we will not incur additional obligations for personnel, office, etc. until such time as we either raise additional equity or debt, or generate revenues to support such expenditures. Our sole officer and director, Mr. Evangelista has agreed to continue his part time work without pay if required, until such salary can be paid from revenues. We have allocated $15,200 toward salaries from our minimum funds raised to pay toward our one full time employee. If we were to not receive any additional funds, we could not continue our business operations.

Summary of any product research and development that we will perform for the term of the plan. We do not anticipate performing any significant product research and development under our plan of operation. In lieu of product research and development we anticipate spending efforts on our acquisition of inventory which will allow for the highest return on cost of goods.

Expected purchase or sale of plant and significant equipment. We do not anticipate the purchase or sale of any plant or significant equipment, as such items are not required by us at this time or in the next 12 months.

Significant changes in number of employees. The number of employees required to operate our business is currently one part time individual and one full time individual. After we complete the current offering and have commenced generating revenues based upon the expenditures of our inventory, our plan of operation anticipates our requiring additional capital to hire at least one additional full time person.

FACTORS THAT MAY AFFECT THE COMPANY'S FUTURE OPERATING RESULTS

Going Concern; Need For Additional Capital

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have suffered losses from operations during our operating history and our ability to continue as a going concern is dependent upon obtaining future profitable operations. Our business is capital intensive. Although management believes that the proceeds from the sale of its securities, together with funds from operations, will be sufficient to cover its anticipated cash requirements, the Company may be required to seek additional capital to fund future growth and expansion. No assurance can be given that such financing will be available or, if available, that it will be on commercially favorable terms. Moreover, favorable financing may be dilutive to investors.

Limited History of Business Operations; Accumulated Losses

We have only a limited operating history and our business model has not yet been tested in the market place. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a business in the eBay retail markets industry, which are characterized by a large number of market entrants, intense competition and a high failure rate. To date, we have been engaged primarily in start-up and business development activities and have generated little revenue from product sales. To achieve profitable operations, we must successfully establish methods of acquiring products for re-sale which can be purchased at significantly discounted prices, enabling us to introduce and market the products at competitive prices. No assurance can be given that we will be successful in the location of product, or if located, that we will be able to purchase the products at competitive prices as the result of our inability to purchase large quantities of products, or if competitively purchased, that we will be successful in marketing the product through the Internet. Accordingly, we have generated only $55,069 in revenues from the sale of products from inception. Consequently, we have incurred a net loss from operating activities of approximately $109,928 for the same period. In view of our lack of revenue and losses we have analyzed various methods of Internet marketing. We have no intention of merging, acquiring, or forming a business combination with any other entity. Future operating results will depend on many factors, including our ability to raise capital to acquire inventory, the demand for our products, the level of competition and our ability to establish relationships wherein we are able to acquire inventory on a substantially discounted basis.

We will require approximately $31,700 to operate our business over the next 12-month period. This amount includes funds for salaries, accounting, corporate filing fees, office lease, postage and telephones, and $11,765 in inventory purchases. Although our majority stockholder has indicated a willingness to continue funding our operations during the next 12 months in the event we are unsuccessful in raising funds through this offering, we would anticipate raising money privately, if this offering fails for any reason. If we are unable to raise money: (i) from this offering; (ii) from private placements; or (iii) alternatively from our majority stockholder; then in that event we may be forced into terminating our operations until such time as funds are available from one of the above sources.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7.	FINANCIAL STATEMENTS

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-13 of this Form 10-KSB.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 6, 2006, we dismissed Beckstead and Watts, LLP as our independent auditor. The reports of Beckstead and Watts, LLP on our consolidated financial statements for the fiscal years ended December 31, 2004 and 2003 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except for modifications to include explanatory paragraphs that contained expressions of substantial doubt regarding our ability to continue as a going concern. Also, during its tenure as independent auditors, there were no disagreements between us and Beckstead and Watts, LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Beckstead and Watts, LLP would have caused it to make a reference to the subject matter of the disagreement in connection with its audit reports.

We appointed Lawrence Scharfman & Co., CPA, P.C., as our independent accountants for the year ended December 31, 2005 on March 6, 2006. This is a change in accountants recommended by the Registrant's Executive Management and approved by our Board of Directors. During the most recent two fiscal years and during the portion of 2006 preceding the Board’s decision, neither us, nor anyone engaged on its behalf, has consulted with Lawrence Scharfman & Co., CPA, P.C. regarding: (i) either the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

ITEM 8A.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, Michael J. Evangelista, our President and Principal Accounting Officer evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, Mr. Evangelista our President and Principal Accounting Officer concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The members of our Board of Directors serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. At present, Michael J. Evangelista is our sole officer and director. Information as to the director and executive officer is as follows:

Name	Age	Title
Michael J. Evangelista	33	President, Secretary/Treasurer, Director

Duties, Responsibilities and Experience

Michael J. Evangelista. President, Secretary/Treasurer, Director and founder of XSInventory from September 22, 2002 (inception) to present. Mr. Evangelista currently does not spend more than 15 hours per month on XSInventory business. Since September 2003 Mr. Evangelista has been President of OPM Distributing, a Las Vegas based automotive wholesale business, specializing in aftermarket automotive accessories, including: custom wheels and tires, performance products, aerodynamic packages and interior accessories. From 1999 though September 2003, Mr. Evangelista worked in retail sales for a Las Vegas based automotive accessories retailer, Clean Concepts, Inc. Mr. Evangelista also provides personal business consulting services to various wholesale and retail businesses.

Significant Employees

We currently have one full time employee, considered our significant employee.

Gisela Anna Stoecklein, age 28. Ms. Stoecklein is or sole full time employee with the responsibility of purchasing products, photographing products, and listing products for resale on eBay. Ms. Stoecklein has been working for the Company since March 7, 2003. From 1997 to 1999 Ms. Stoecklein worked at Guess, a retail clothing store. From 1999 to 2001, Ms. Stoecklein worked as the manager of the shoe department of Kenneth Cole in the Forum Shops in Las Vegas, Nevada, and from 2001 through 2004, Ms. Stoecklein work at the Footworks in the Forum Shops in Las Vegas, Nevada. Ms. Stoecklein has a communications degree from the University of Las Vegas, Nevada.

Election of Directors and Officers.

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

No Executive Officer or Director of the Company has been the subject of any Order, Judgment, or Decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No Executive Officer or Director of the Company has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

No Executive Officer or Director of the Company is the subject of any pending legal proceedings.

Audit Committee and Financial Expert

We do not have an Audit Committee, our directors perform some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

(1)	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
(2)	Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;
(3)	Compliance with applicable governmental laws, rules and regulations;

(4)	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
(5)	Accountability for adherence to the code.

We have not adopted a corporate code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Our decision to not adopt such a code of ethics results from our having only two officers and four directors operating as the management for the Company. We believe that as a result of the limited interaction which occurs having such a small management structure for the Company eliminates the current need for such a code, in that violations of such a code would be reported to the party generating the violation.

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Our board of directors perform some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are a development stage company with limited operations and resources.

ITEM 10.	EXECUTIVE COMPENSATION

The following table sets forth the cash compensation of our sole officer and director, Michael J. Evangelista from inception (September 22, 2002) to December 31, 2005.

Summary Compensation Table

		Annual Compensation			Long Term Compensation
Name and Principal Position	YTD	Salary	Bonus	Other Annual Compensation	Restricted Stock	Options
Michael J. Evangelista, President, Secretary Treasurer	2002	$-0-	-0-	-0-	-0-	-0-
	2003	$-0-	-0-	-0-	-0-	-0-
	2004	$-0-	-0-	-0-	-0-	-0-
	2005	$-0-	-0-	-0-	-0-	-0-

Future Compensation

Mr. Evangelista has agreed to provide services to us for a period of two years without compensation, or until such time as we have raised funds from this offering, or generated at least $100,000 in revenues in any twelve month period. In the event we have raised the minimal proceeds, then in that event we have allocated $15,200 to the salary of our full time employee, who is not an officer, director, and is not related to our sole officer and director. In the event we are successful in raising the maximum proceeds, $100,000, then in that event we would pay Mr. Evangelista a salary of $5,000 from such proceeds. Any additional salary paid to Mr. Evangelista would be the result of additional capital raised outside this offering, or as the result of future revenues.

Board Committees

We do not currently have any committees of the Board of Directors, as our Board consists of one member. Additionally, due to the nature of our intended business, the Board of Directors does not foresee a need for any committees in the foreseeable future.

Transfer Agent

The transfer agent for the common stock will be Pacific Stock Transfer Company, 500 E. Warm Springs, Suite 240, Las Vegas, Nevada 89119.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on February 3, 2006 relating to the beneficial ownership of our common stock by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers. The percentage of beneficial ownership for the following table is based on 2,379,192 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Security Ownership of Management

Name of Beneficial Owner (1)	Number of Shares	Percent Beneficially Owned (2)
Michael J. Evangelista	2,379,192	100%
All Directors & Officers as a Group	2,379,192	100%

(1)

As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to Common Stock (i.e., the power to dispose of, or to direct the disposition of, a security).

(2)	Rounded to the nearest whole percentage.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company rents an office which is leased at a value of $150 per month. Office services are provided without charge by the Company’s director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected.

During February 2003, Mr. Evangelista acquired 350,000 shares of common stock, at a price of $.02 per share. Mr. Evangelista is the sole officer, director, stockholder, and promoter of XSInventory. The proceeds from the sale of the shares to Mr. Evangelista, $7,000, constituted the initial capitalization of the company.

Between March of 2003 and September 2005 Mr. Evangelista acquired an additional 2,029,192 shares of our common stock for $101,459 or $0.05 per share.

ITEM 13.	EXHIBITS
(a)	Exhibits

31*           Certification pursuant to Section 302 of the Sarbanes-Oxley Act

32*           Certification pursuant to Section 906 of the Sarbanes-Oxley Act

______

*	Filed herewith.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by Beckstead and Watts, LLP, for the audit of our financial statements or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2005 and 2004 were $8,000 and $9,000, respectively.

The aggregate fees billed for professional services rendered by Lawrence Scharfman & Co., CPA P.C., for the audit of our financial statements or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2005 and 2004 were $7,500 and $0, respectively.

(2) AUDIT-RELATED FEES

The aggregate fees billed by Beckstead and Watts, LLP and Lawrence Scharfman & Co., CPA P.C. for professional services rendered for audit related fees for fiscal years 2005 and 2004 were $0 and $0, which primarily related to audit services for potential acquisition candidates.

(3) TAX FEES

The aggregate fee to be billed by Beckstead and Watts, LLP and Lawrence Scharfman & Co., CPA P.C. for professional services to be rendered for tax fees for fiscal year 2005 was $0 and for fiscal year 2004 was $0, respectively.

(4) ALL OTHER FEES

There were no other fees to be billed by Beckstead and Watts, LLP and Lawrence Scharfman & Co., CPA P.C. for the fiscal years 2005 and 2004 other than the fees described above.

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

We do not have an audit committee.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

Not applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XSINVENTORY

By: /s/ Michael J. Evangelista

Michael J. Evangelista, President

Date: March 28, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael J. Evangelista	President	March 28, 2006
Michael J. Evangelista

/s/ Michael J. Evangelista	Sole Director	March 28, 2006
Michael J. Evangelista

/s/ Michael J. Evangelista	Principal Executive Officer	March 28, 2006
Michael J. Evangelista

/s/ Michael J. Evangelista	Principal Financial Officer	March 28, 2006
Michael J. Evangelista

/s/ Michael J. Evangelista	Principal Accounting Officer	March 28, 2006
Michael J. Evangelista

TABLE OF CONTENTS

PAGES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1- F-2

CONSOLIDATED BALANCE SHEET	F-3

CONSOLIDATED STATEMENT OF OPERATIONS	F-4

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY	F-5

CONSOLIDATED STATEMENT OF CASH FLOWS	F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-7 – F-13

Lawrence Scharfman & Co., CPA P.C.

Certified Public Accountants

18 E. SUNRISE HIGHWAY, #203	9608 HONEY BELL CIRCLE
FREEPORT, NY 11520	BOYNTON BEACH, FL 33437
TELEPHONE: (516) 771-5900	TELEPHONE: (561) 733-0296
FACSIMILE: (516) 771-2598	FACSIMILE: (56 I) 740-0613

INDEPENDENT AUDITORS' REPORT

XSINVENTORY

2950 E. Flamingo Rd., Suite E-6D

Las Vegas NV 89121

We have audited the accompanying balance sheet of XSInventory (the Company) ( A Development Stage Company) as of December 31,2005, and the related statement of operations, stockholders equity, and cash flows for the years then ended and for the period from September 27, 2002 (Date of inception) to December 31, 2005. These statements are the responsibility of Company's Management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The company has had difficulty in generating sufficient cash flow to meet its obligations, and is dependent on management's ability to develop profitable operations. These factors, among others may raise substantial doubt about their ability to continue as a going concern.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of XSInventory ( A Development Stage Company) as of December 31, 2005, and the results of its operations and cash flows for the years then ended, and for the period September 27,2002 (Date of Inception) to December 31, 2005, in conformity with generally accepted accounting principles.

/s/ Lawrence Scharfman
Boynton Beach Florida	Lawrence Scharfman CPA

March 20, 2006

- LICENSED IN FLORIDA & NEW YORK -

Beckstead and Watts, LLP

Certified Public Accountants

2425 W Horizon Ridge Parkway

Henderson, NV 89052

702.257.1984 (tel)

702.362.0540 (fax)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated statement of operations, stockholders’ equity, and cash flows of XSInventory (the “Company”) (A Development Stage Company) for the year ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of its operations and cash flows of XSInventory (A Development Stage Company) for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

June 10, 2005

XSInventory

(a Development Stage Company)

Consolidated Balance Sheet

December 31, 2005
Assets

Current assets:
Cash	$493
Inventory	402
Total current assets	895

$895

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$2,365
Total current liabilities	2,365

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 2,379,192 shares issued and outstanding	2,379
Additional paid-in capital	106,080
(Deficit) accumulated during development stage	(109,928)
(1,470)

$895

The accompanying notes are integral part of these financial statements.

XSInventory

(a Development Stage Company)

Consolidated Statements of Operations

	The Years Ended December 31,		September 27, 2002 (Inception) to December 31, 2005
	2005	2004

Revenue	$5,527	$11,593	$55,069
Cost of goods sold	4,684	13,638	51,201
	843	(2,045)	3,868

Expenses:
General and administrative expenses	2,811	4,202	13,554
Professional fees	8,000	9,000	17,000
Salaries and wages	28,032	28,753	83,242
Total expenses	38,843	41,955	113,796

Net (loss)	$(38,000)	$(44,000)	$(109,928)

Weighted average number of common shares outstanding - basic and fully diluted	2,197,673	1,318,247

Net (loss) per share - basic & fully diluted	$(0.02)	$(0.03)

The accompanying notes are integral part of these financial statements.

XSInventory

(a Development Stage Company)

Statement of Changes in Stockholders' Equity

	Common Stock		Additional Paid-in Capital	(Deficit) Accumulated During Development Stage	Total Stockholders' Equity
	Shares	Amount

Net (loss) September 27, 2002 (inception) to December 31, 2002	-	$-	$-	$(325)	$(325)
Balance, December 31, 2002	-	-	-	(325)	(325)

February 18, 2003 founders shares issued for cash	350,000	350	6,650		7,000
March 21, 2003 founders shares issued for cash	200,000	200	9,800		10,000
July 15,2003 founders shares issued for cash	10,000	10	490		500
August 6, 2003 founders shares issued for cash	100,000	100	4,900		5,000
September 16, 2003 founders shares issued for cash	20,000	20	980		1,000
October 29,2003 founders shares issued for cash	60,000	60	2,940		3,000
November 3, 2003 founders shares issued for cash	20,000	20	980		1,000
November 25, 2003 founders shares issued for cash	40,000	40	1,960		2,000
December 17, 2003 founders shares issued for cash	10,000	10	490		500

Net (loss) Year ended December 31, 2003				(27,602)	(27,602)
Balance, December 31, 2003	810,000	810	29,190	(27,927)	2,073

January 5, 2004 founders shares issued for cash	50,000	50	2,450		2,500
January 30, 2004 founders shares issued for cash	30,000	30	1,470		1,500
January 30, 2004 founders shares issued for cash	50,000	50	2,450		2,500
March 16, 2004 founders shares issued for cash	30,000	30	1,470		1,500
April 2, 2004 founders shares issued for cash	20,000	20	980		1,000
April 16, 2004 founders shares issued for cash	30,000	30	1,470		1,500
April 27, 2004 founders shares issued for cash	30,000	30	1,470		1,500
May 4, 2004 founders shares issued for cash	20,000	20	980		1,000
May 14, 2004 founders shares issued for cash	30,000	30	1,470		1,500
June 1, 2004 founders shares issued for cash	30,000	30	1,470		1,500
June 15, 2004 founders shares issued for cash	30,000	30	1,470		1,500
June 30, 2004 founders shares issued for cash	360,000	360	17,640		18,000
October 15, 2004 founders shares issued for cash	240,000	240	11,760		12,000
November 29, 2004 founders shares issued for cash	60,000	60	2,940		3,000
December 30, 2004 founders shares issued for cash	200,000	200	9,800		10,000

Net (loss) Year ended December 31, 2004				(44,000)	(44,000)
Balance, December 31, 2004	2,020,000	2,020	88,480	(71,927)	18,573
June 30, 2005 founders shares issued for cash	200,000	200	9,800		10,000
June 30, 2005 founders shares issued for cash	49,192	49	2,410		2,460
July 13, 2005 founders shares issued for cash	100,000	100	4,900		5,000
July 29, 2005 founders shares issued for cash	10,000	10	490		500

Net (loss) Year ended December 31, 2005				(38,000)	(38,000)
Balance, December 31, 2005	2,379,192	$2,379	$106,080	$(109,928)	$(1,468)

The accompanying notes are integral part of these financial statements.

XSInventory

(a Development Stage Company)

Consolidated Statements of Cash Flows

	For the Years Ended December 31,		September 27, 2002 (Inception) to December 31, 2005
	2005	2004
Cash flows from operating activities
Net (loss)	$(38,000)	$(44,000)	$(109,928)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
(Increase) decrease in inventory	1,564	674	(402)
(Increase) decrease in prepaid expenses	-		-
Increase in liabilities	2,040	-	2,365
Net cash provided (used) by operating activities	(34,396)	(43,326)	(107,966)

Cash flows from financing activities
Sale of common stock	17,959	60,500	108,459
(Decrease) in cash deficit	-	(243)	-
Net cash provided by financing activities	17,959	60,257	108,459

Net increase (decrease) in cash	(16,437)	16,931	493
Cash - beginning	16,931	-	-
Cash - ending	$493	$16,931	$493

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are integral part of these financial statements.

XSINVENTORY

(a Development Stage Company)

Notes

Note 1 – Summary of significant accounting policies

Organization

The Company was incorporated on September 27, 2002 (Date of Inception) under the laws of the State of Nevada, as XSINVENTORY. In February of 2003, the Company formed Creative Excess, a wholly owned subsidiary under the laws of the State of Nevada for the purpose of retailing excess inventory products via the Internet.

The Company has not commenced significant operations and, in accordance with SFAS #7, the Company is considered a development stage company.

Nature of operations

The Company is a development stage entity and is engaged in the sale of manufacturers excess inventory by way of the Internet. The Company’s primary inventory is comprised of women’s apparel and accessories obtained through multiple suppliers and are not limited. XSInventory has obtained an account with eBay whereby it lists its inventory available for sale The Company has limited experience in the online sale of products. There can be no assurance the Company will not encounter problems that will limit its ability to successfully market and sell its product. The Company’s success will depend on its ability to obtain products at wholesale price levels and re-sell in the Internet market at a profit. The resale of all merchandise is solely facilitated through the eBay online trading website and product payments are processed via the pay pal online payment services.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

Cash and cash equivalents

For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

Inventory

Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value). Inventories consisted of finished goods in the amount of $402 and $1,967 at December 31, 2005 and 2004 respectively.

Revenue recognition

Sales and related cost of sales are recognized upon shipment of products. Cost of goods sold represent the cost of items sold and the related shipping and selling expenses. The Company maintains a policy that all sales are final to the extent that the products arrive in the condition represented to the buyer at the time of purchase. The Company does not have a history of returns significant to the financial statements. Individual returns have an immaterial effect on the financial statements.

XSINVENTORY

(a Development Stage Company)

Notes

Advertising Costs

The Company expenses all costs of advertising as incurred. There were no advertising costs included in general and administrative expenses as of December 31, 2004 or December 31, 2003.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2004 and December 31, 2003. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Impairment of long-lived assets

Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at December 31, 2004 or December 31, 2003.

Stock-Based Compensation:

The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and has adopted the disclosure-only alternative of FAS No. 123, "Accounting for Stock-Based Compensation." Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by FAS No. 123.

Earnings per share

The Company follows Statement of Financial Accounting Standards No. 128. “Earnings Per Share” (“SFAS No. 128”). Basic earning per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earning per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti- dilutive they are not considered in the computation.

Segment reporting

The Company follows Statement of Financial Accounting Standards No. 130, “Disclosures About Segments of an Enterprise and Related Information”. The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Income taxes

The Company follows Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

XSINVENTORY

(a Development Stage Company)

Notes

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

Recent pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handing costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This pronouncement is effective for the Company beginning October 1, 2005. The Company does not believe adopting this new standard will have a significant impact to its financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. The Company expects the adoption of this standard will have a material impact on its financial statements assuming employee stock options are granted in the future.

Note 2 – Income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

XSINVENTORY

(a Development Stage Company)

Notes

For the year ended December 31, 2005, the Company incurred net operating losses and accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2004, the Company had approximately $109,928 of federal and state net operating losses. The net operating loss carryforwards, if not utilized will begin to expire in 2017.

The components of the Company’s deferred tax asset are as follows:

	As of December 31,
	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$109,928	$71,927
Total deferred tax assets	109,928	71,927

Deferred tax liabilities:
Depreciation		-0-

Net deferred tax assets before valuation allowance	109,928	71,927
Less: Valuation allowance	(109,928)	(71,927)
Net deferred tax assets	$-0-	$-0-

Note 3 – Stockholder’s equity

The Company is authorized to issue 10,000,000 shares of it $0.001 par value preferred stock and 100,000,000 shares of its $0.001 par value common stock.

In February 2003, the Company sold to an officer of the Company 350,000 shares of its $0.001 par value common stock at a price of $0.02 per share for a total amount raised of $7,000. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration “transactions by an issuer not involving any public offering.”

In March 2003, the Company sold to an officer of the Company 200,000 shares of its $0.001 par value common stock at a price of $0.05 per share for a total amount raised of $10,000. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration “transactions by an issuer not involving any public offering.”

In July 2003, the Company sold to an officer of the Company 10,000 shares of its $0.001 par value common stock at a price of $0.05 per share for a total amount raised of $500. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration “transactions by an issuer not involving any public offering.”

In August 2003, the Company sold to an officer of the Company 100,000 shares of its $0.001 par value common stock at a price of $0.05 per share for a total amount raised of $5,000. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration “transactions by an issuer not involving any public offering.”

XSINVENTORY

(a Development Stage Company)

Notes

In September 2003, the Company sold to an officer of the Company 20,000 shares of its $0.001 par value common stock at a price of $0.05 per share for a total amount raised of $1,000. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration “transactions by an issuer not involving any public offering.”

In October 2003, the Company sold to an officer of the Company 60,000 shares of its $0.001 par value common stock at a price of $0.05 per share for a total amount raised of $3,000. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration “transactions by an issuer not involving any public offering.”

In November 2003, the Company sold to an officer of the Company 60,000 shares of its $0.001 par value common stock at a price of $0.05 per share for a total amount raised of $3,000. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration “transactions by an issuer not involving any public offering.”

In December 2003, the Company sold to an officer of the Company 10,000 shares of its $0.001 par value common stock at a price of $0.05 per share for a total amount raised of $500. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration “transactions by an issuer not involving any public offering.”

In January 2004, the Company sold to an officer of the Company 130,000 shares of its $0.001 par value common stock at a price of $0.05 per share for a total amount raised of $6,500. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration “transactions by an issuer not involving any public offering.”

In March 2004, the Company sold to an officer of the Company 30,000 shares of its $0.001 par value common stock at a price of $0.05 per share for a total amount raised of $1,500. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration “transactions by an issuer not involving any public offering.”

In April 2004, the Company sold to an officer of the Company 80,000 shares of its $0.001 par value common stock at a price of $0.05 per share for a total amount raised of $4,000. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration “transactions by an issuer not involving any public offering.”

In May 2004, the Company sold to an officer of the Company 50,000 shares of its $0.001 par value common stock at a price of $0.05 per share for a total amount raised of $2,500. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration “transactions by an issuer not involving any public offering.”

XSINVENTORY

(a Development Stage Company)

Notes

In June 2004, the Company sold to an officer of the Company 420,000 shares of its $0.001 par value common stock at a price of $0.05 per share for a total amount raised of $21,000. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration “transactions by an issuer not involving any public offering.”

In October 2004, the Company sold to an officer of the Company 240,000 shares of its $0.001 par value common stock at a price of $0.05 per share for a total amount raised of $12,000. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration “transactions by an issuer not involving any public offering.”

In November 2004, the Company sold to an officer of the Company 60,000 shares of its $0.001 par value common stock at a price of $0.05 per share for a total amount raised of $3,000. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration “transactions by an issuer not involving any public offering.”

In December 2004, the Company sold to an officer of the Company 200,000 shares of its $0.001 par value common stock at a price of $0.05 per share for a total amount raised of $10,000. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration “transactions by an issuer not involving any public offering.”

In June 2005, the Company sold to an officer of the Company 249,192 shares of its $0.001 par value common stock at a price of $0.05 per share for a total amount raised of $12,459. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration “transactions by an issuer not involving any public offering.”

In July 2005, the Company sold to an officer of the Company 110,000 shares of its $0.001 par value common stock at a price of $0.05 per share for a total amount raised of $5,500. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration “transactions by an issuer not involving any public offering.”

There have been no other issuances of common stock.

Note 4 – Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, setting up its e-commerce website, and incurring substantial costs and expenses. As a result, the Company incurred accumulated net losses from September 27, 2002, (inception) through the period ended December 31, 2005 of $109,928. In addition, the Company’s development activities since inception have been financially sustained through equity financing.

XSINVENTORY

(a Development Stage Company)

Notes

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

Note 5 – Warrants and options

There are no warrants or options outstanding to acquire any additional shares of common stock.