Form 10QSB
period 2006-03-31
XSINVENTORY
filed 2006-05-22
CIK 1220379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

[ ] TRANSITION REPORT UNDER TO SECTION 13 OR

15(d) OF THE EXCHANGE ACT

Commission file number 333-118632

XSINVENTORY

(Exact name of small business issuer as specified in its charter)

Nevada	71-0934772
(State or other jurisdiction of incorporation or organization)	(Employer Identification Number)

2950 E. Flamingo Rd., Suite E-6D

Las Vegas, Nevada 89121

(Address of principal executive offices)

(702) 866-5840

(Issuer’s telephone number)

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

Yes     X       No ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     X     No

The number of shares of Common Stock, $0.001 par value, outstanding on May 22, 2006, was 2,543,139 shares.

Transitional Small Business Disclosure Format (check one):

Yes             No       X

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

XSInventory

(a Development Stage Company)

Balance Sheets

(unaudited)
March 31,
2006
Assets

Current assets:
Cash and cash equivalents	$1,478
Inventory	403
Total current assets	1,881

Total assets	$1,881

Liabilities and Stockholders' Equity

Current liabilities	3,365
Total liabilities	3,365

Stockholders' Equity:
Preferred stock, $0.001 par value, 10,000,000
shares authorized, no shares issued and
outstanding
Common stock, $0.001 par value, 100,000,000
shares authorized, 2,543,139 shares issued and
outstanding	2,543
Additional paid-in capital	114,114
Deficit accumulated during development stage	(118,141)
(1,484)

$1,881

The Accompanying Notes are an Integral Part of These Financial Statement

XSInventory

(a Development Stage Company)

Statements of Operations

	(unaudited)	(unaudited)
	For the Three	For the Three	September 27, 2002
	Months Ended	Months Ended	(Inception) to
	March 31,	March 31,	March 31,
	2006	2005	2006

Revenue	$-	$3,129	$55,069
Cost of goods sold	-	3,040	51,201
	-	90	3,868

Expenses:
General and administrative expenses	913	758	14,467
Professional fees	1,000	5,000	18,000
Salaries and wages	6,300	6,300	89,542
Total expenses	8,213	12,058	122,009

Net (loss)	$(8,213)	$(11,968)	$(118,141)

Weighted average number of
common shares outstanding - basic and fully diluted	2,426,841	2,020,000

Net (loss) per share - basic and fully diluted	$(0.00)	$(0.01)

The Accompanying Notes are an Integral Part of These Financial Statement

XSInventory

(a Development Stage Company)

Statements of Cash Flows

(unaudited)

	For the Three	For the Three	September 27, 2002
	Months Ended	Months Ended	(Inception) to
	March 31,	March 31,	March 31,
	2006	2005	2006
Cash flows from operating activities
Net (loss)	$(8,213)	$(11,968)	$(118,141)
Adjustments to reconcile changes in operating
assets and liabilities
(Increase) decrease in inventory	-	1,349	(402)
(Increase) in prepaid expenses	-	(3,000)	-
(Decrease) Increase in liabilities	1,000	(325)	3,365
Net cash (used) by operating activities	(7,213)	(13,944)	(115,178)

Cash flows from financing activities
Sale of common stock	8,198	-	116,657
(Decrease) Increase in cash defict	-	-	-
Net cash provided by financing activities	8,198	-	116,657

Net (decrease) increase in cash	985	(13,944)	1,478
Cash - beginning	493	16,931	-
Cash - ending	$1,478	$2,986	$1,478

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The Accompanying Notes are an Integral Part of These Financial Statement

XSINVENTORY

And Subsidiary

(a Development Stage Company)

Notes

Note 1 - Basis of Presentation

The consolidated interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2005 and notes thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results

Note 2 - Revenue recognition

XSInventory sells merchandise via the internet to the general public. The Company recognizes revenue as each item is sold. Costs are recognized upon completion of each sales transaction. For the three months ended March 31, 2006 and 2005, the Company recognized $0 and $3,129 in revenue, respectively.

Note 3 – Stockholders’ equity

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

XSINVENTORY

And Subsidiary

(a Development Stage Company)

Notes

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

And Subsidiary

(a Development Stage Company)

Notes

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

In February 2006, the Company sold to an officer of the Company 111,031 shares of its $0.001 par value common stock at a price of $0.05 per share for a total amount raised of $5,552. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration “transactions by an issuer not involving any public offering.”

XSINVENTORY

And Subsidiary

(a Development Stage Company)

Notes

In March 2006, the Company sold to an officer of the Company 52,916 shares of its $0.001 par value common stock at a price of $0.05 per share for a total amount raised of $2,646. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration “transactions by an issuer not involving any public offering.”

There have been no other issuances of common stock.

No other shares have been issued.

Note 4 – Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, setting up its e-commerce website, and incurring substantial costs and expenses. As a result, the Company incurred accumulated net losses from September 27, 2002, (inception) through the period ended March 31, 2006 and 2005 of $118,141 and $83,896, respectively. In addition, the Company’s development activities since inception have been financially sustained through equity financing.

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Results of Operations” in this document and in our Annual Report on Form 10-KSB for the year ended December 31, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Since our incorporation in September 2002 through March 31, 2006, we have generated $55,069 in revenues with a net loss of $118,141. Our recent activities include organization of the Company, our setting up of our account with eBay, and the commencement of buying inventory and re-selling the inventory through eBay. The XSInventory business plan is to establish a number of quality product outlets where we can purchase quality products and excess inventory and sell the same inventory at a marked up price through our online trading platform on eBay and/or other similar trading platforms.

Results of Operations

The following overview provides a summary of key information concerning our financial results for the three months ended March 31, 2006 and 2005.

Revenue

	2006	2005	Increase/(decrease)
			$	%
For the three months ended March 31,
Revenue	$ -	$ 3,129	$ (3,129)

Revenue for the three months ended March 31, 2006 was $0, a decrease of $3,129, or 100%, from $3,129 in the same period one year ago.

We believe the decrease is due to a decrease in our purchasing of products for resale. This decrease in purchases is the result of the unavailability of cash for such purchases.

Cost of goods sold/Gross profit percentage of revenue

	2006	2005	Increase/(decrease)
			$
For the three months ended March 31,
Cost of goods sold	$ -	$ 3,040	$ (3,040)

Cost of goods sold for the three months ended March 31, 2006 was $0, a decrease of $3,040, or 100%, from $3,040 for the three months ended March 31, 2005. The decrease is the direct result of lower gross revenue for the period due to a decrease in purchases of products for resale.

	2006	2005	Increase/(decrease)
			$
For the three months ended March 31,
Gross profit	$ -	$ 90	$ 90

Gross profit for the three months ended March 31, 2006 was $0, for a decrease of $90 over the $90 gross profit for the three months ended March 31, 2005.

Expenses

	2006	2005	Increase/(decrease)
			$
For the three months ended March 31,
Expenses	$ 8,213	$ 12,058	$ (3,845)	(32%)

The total expenses were $8,213 for the three months ended March 31, 2006 versus $12,058 for the three months ended March 31, 2005 a $3,845 or 32% decrease. The decrease for the year ended March 31, 2006 versus the same period in 2005 is primarily due to costs related to general and administrative expenses. Our use of general office supplies decreased as a result of decreased sales activity.

Net loss

	2006	2005	Increase/(decrease)
			$
For the three months ended March 31,
Net (loss)	$ (8,213)	$ (11,968)	$ (3,755)	(31%)

Our net loss for the three months ended March 31, 2006 was $8,213, versus a net loss of $11,968 for the three months ended March 31, 2005, a decrease of $3,755, or 31%. The decrease in net loss was primarily the result of decreased administrative expenses.

Risks that could cause actual sales to differ from expected sales are detailed in the remainder of this section, and under the section titled “Factors That May Affect the Company’s Future Operating Results.”

Liquidity and Capital Reserves

Cash will be increasing primarily due to the receipt of funds from this offering to offset our near term cash requirements. Since inception, we have financed our cash flow requirements through the issuance of common stock and sales activities, which has resulted in our receipt of $116,657. We have used $114,776 as of March 31, 2006, leaving cash in the amount of $1,478, and inventory valued at $403. As we expand our activities, we may continue to experience net negative cash flows from operations, pending receipt of sales revenues. In addition to the SB-2 registration, we anticipate obtaining additional financing to fund operations through private placements of common stock offerings in the future, and subsequent to the funding of the pending registration.

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

As of March 31, 2006, current assets totaled $1,881, a decrease of $4,723 as compared to March 31, 2005. The decrease in current assets resulted from operational expenses and the purchase of inventory incurred during the normal course of business.

Plan of Operation

Satisfaction of our cash obligations for the next 12 months. Our plan of operation has provided for us to establish an outlet for the sale of product which we have begun purchasing. Having established our relationship with eBay, as the initial online trading platform, we have commenced selling our inventory. We capitalized our company with $116,657 from our sole officer, director and stockholder, Mr. Evangelista. We have utilized the $114,776 to setup our corporate organization, payment of audit fees for our registration, inventory purchases, general and administrative, and payment of salaries, leaving us with a balance of approximately $1,881 in cash and inventory as of March 31, 2006. Our plan of operation indicates expenditures in the following year of at least $31,700, the minimum net proceeds from the SB-2 registration, to be used for: (i) salaries - $15,200, (ii) corporate filing fees - $325, (iii) accounting fees - $4,500, and (iv) inventory purchases - $11,675. We have based our assumptions on the fact that we will not incur additional obligations for personnel, office, etc. until such time as we either raise additional equity or debt, or generate revenues to support such expenditures. Our sole officer and director, Mr. Evangelista has agreed to continue his part time work without pay if required, until such salary can be paid from revenues. We have allocated $15,200 toward salaries from our minimum funds raised to pay toward our one full time employee. If we were to not receive any additional funds, we could not continue our business operations.

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

Limited History of Business Operations; Accumulated Losses

We have only a limited operating history and our business model has not yet been tested in the market place. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a business in the eBay retail markets industry, which are characterized by a large number of market entrants, intense competition and a high failure rate. To date, we have been engaged primarily in start-up and business development activities and have generated little revenue from product sales. To achieve profitable operations, we must successfully establish methods of acquiring products for re-sale which can be purchased at significantly discounted prices, enabling us to introduce and market the products at competitive prices. No assurance can be given that we will be successful in the location of product, or if located, that we will be able to purchase the products at competitive prices as the result of our inability to purchase large quantities of products, or if competitively purchased, that we will be successful in marketing the product through the Internet. Accordingly, we have generated only $55,069 in revenues from the sale of products from inception. Consequently, we have incurred a net loss from operating activities of approximately $118,141 for the same period. In view of our lack of revenue and losses we have analyzed various methods of Internet marketing. We have no intention of merging, acquiring, or forming a business combination with any other entity. Future operating results will depend on many factors, including our ability to raise capital to acquire inventory, the demand for our products, the level of competition and our ability to establish relationships wherein we are able to acquire inventory on a substantially discounted basis.

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

Item 3. Controls and Procedures.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds From Sales of Registered Securities

Our Registration Statement on Form SB- 2 (File No. 333-118632), related to our initial public offering, was declared effective by the SEC on February 13, 2006. A total of 1,000,000 shares maximum and 350,000 shares minimum of our Common Stock was registered with the SEC with an aggregate offering price of $100,000 maximum and $35,000 minimum. All of these shares were registered on our behalf. As of the date of this filing the Company has not sold any shares under the registration statement.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits and Reports on Form 8-K.

Exhibits

31*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XSINVENTORY

(Registrant)

By:/s/ Michael J. Evangelista

Michael J. Evangelista, President &
Chief Executive Officer (On behalf of
the registrant and as principal accounting
officer)

Date: May 22, 2006