Form 10QSB
period 2006-06-30
XSINVENTORY
filed 2006-08-10
CIK 1220379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-118632

XSINVENTORY

(Exact name of small business issuer as specified in its charter)

Nevada	71-0934772
(State or other jurisdiction of incorporation or organization)	(Employer Identification Number)

2950 E. Flamingo Rd., Suite E-6D
Las Vegas, Nevada 89121	89121
(Address of principal executive offices)	(Zip Code)

(702) 866-5840

(Registrant’s telephone number, including area code)

Copies of Communications to:

Stoecklein Law Group

402 West Broadway, Suite 400

San Diego, CA 92101

(619) 595-4882

Fax (619) 595-4883

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒      No ☐

The number of shares of Common Stock, $0.001 par value, outstanding on August 1, 2006, was 2,893,139 shares.

Transitional Small Business Disclosure Format (check one): Yes ☐     No ☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

XSInventory

(a Development Stage Company)

Balance Sheets

(unaudited)
June 30,
2006
Assets

Current assets:
Cash and cash equivalents	$4,190
Inventory	402
Total current assets	4,592

Total assets	$4,592

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$2,365
Accrued expenses	1,000
Total Liabilities	3,365

Stockholders' Equity:
Preferred stock, $0.001 par value, 10,000,000
shares authorized, no shares issued and
outstanding	-
Common stock, $0.001 par value, 100,000,000
shares authorized, 2,893,139 shares issued and
outstanding	2,893
Additional paid-in capital	131,264
Deficit accumulated during development stage	(132,929)
1,227

$4,592

The Accompanying Notes are an Integral Part of These Financial Statement

XSInventory

(a Development Stage Company)

Statements of Operations

	Three Months Ending		Six Months Ending		September 27, 2002
	June 30,		June 30,		(inception) to
	2006	2005	2006	2005	June 30, 2006

Revenue	$-	$1,422	$-	$4,552	$55,069
Cost of goods sold	-	998	-	4,038	51,201
	-	424	-	514	3,868

Expenses:
General and administrative expenses	988	1,259	2,648	1,306	16,202
Professional fees	7,500	1,000	8,500	6,000	25,500
Salaries and wages	6,300	7,062	11,853	14,074	95,095
Total expenses	14,788	9,321	23,001	21,380	136,797

Other (expense):
Interest (expense) - shareholder	-	-	-	-	-

Net (loss)	$(14,788)	$(8,897)	$(23,001)	$(20,866)	$(132,929)

Weighted average number of
common shares outstanding - basic and fully diluted	2,732,489	2,022,738	2,611,403	2,021,377

Net (loss) per share - basic & fully diluted	$(0.005)	$(0.004)	$(0.009)	$(0.010)

The Accompanying Notes are an Integral Part of These Financial Statement

XSInventory

(a Development Stage Company)

Statements of Cash Flows

(unaudited)

			September 27, 2002
	For the six months ended		(Inception) to
	June 30,		June 30,
	2006	2005	2006
Cash flows from operating activities
Net (loss)	$(23,001)	$(20,866)	$(132,929)
Adjustments to reconcile changes in operating
assets and liabilities
(Increase) decrease in inventory	-	989	(402)
(Increase) in prepaid expenses	-	(2,000)	-
(Decrease) Increase in liabilities	1,000	1,140	3,365
Net cash (used) by operating activities	(22,001)	(20,737)	(129,966)

Cash flows from financing activities
Sale of common stock	25,697	12,460	134,156
(Decrease) Increase in cash deficit	-	-	-
Net cash provided by financing activities	25,697	12,460	134,156

Net (decrease) increase in cash	3,696	(8,277)	4,190
Cash - beginning	494	16,931	-
Cash - ending	$4,190	$8,654	$4,190

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

Results of operations for the interim periods are not indicative of annual results

Note 2 - Revenue recognition

XSInventory sells merchandise via the internet to the general public. The Company recognizes revenue as each item is sold. Costs are recognized upon completion of each sales transaction. For the six months ended June 30, 2006 and 2005, the Company recognized $0 and $4,552 in revenue, respectively.

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

In April 2006, the Company sold to an officer of the Company 250,000 shares of its $0.001 par value common stock at a price of $0.05 per share for a total amount raised of $12,500. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration “transactions by an issuer not involving any public offering.”

In June 2006, the Company sold to an officer of the Company 100,000 shares of its $0.001 par value common stock at a price of $0.05 per share for a total amount raised of $5,000. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration “transactions by an issuer not involving any public offering.”

There have been no other issuances of common stock.

No other shares have been issued.

Note 4 – Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, setting up its e-commerce website, and incurring substantial costs and expenses. As a result, the Company incurred accumulated net losses from September 27, 2002, (inception) through the period ended June 30, 2006 and 2005 of $132,929 and $92,793 respectively. In addition, the Company’s development activities since inception have been financially sustained through equity financing.

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

Since our incorporation in September 2002 through June 30, 2006, we have generated $55,069 in revenues with a net loss of $132,929. Our recent activities include organization of the Company, our setting up of our account with eBay, and the commencement of buying inventory and re-selling the inventory through eBay. The XSInventory business plan is to establish a number of quality product outlets where we can purchase quality products and excess inventory and sell the same inventory at a marked up price through our online trading platform on eBay and/or other similar trading platforms.

Results of Operations for the Three Months Ended June 30, 2006 and 2005.

The following table summarizes selected items from the statement of operations at June 30, 2006 compared to June 30, 2005.

Revenue

	2006	2005	Increase/ (decrease)
			$
For the three months ended June 30,
Revenue	$ -	$ 1,422	$ (1,422)

Revenue for the three months ended June 30, 2006 was $0, a decrease of $1,422, from $1,422 in the same period one year ago.

We believe the decrease is due to a decrease in our purchasing of products for resale. This decrease in purchases is the result of the unavailability of cash for such purchases.

Cost of goods sold/Gross profit percentage of revenue

	2006	2005	Increase/ (decrease)
			$
For the three months ended June 30,
Cost of goods sold	$ -	$ 998	$ (998)

Cost of goods sold for the three months ended June 30, 2006 was $0, a decrease of $998, from $998 for the three months ended June 30, 2005. The decrease is the direct result of lower gross revenue for the period due to a decrease in purchases of products for resale.

	2006	2005	Increase/ (decrease)
			$
For the three months ended June 30,
Gross profit	$ -	$ 424	$ (424)

Gross profit for the three months ended June 30, 2006 was $0, for a decrease of $424 over the $424 gross profit for the three months ended June 30, 2005.

Expenses

	2006	2005	Increase/(decrease)
			$	%
For the three months ended June 30,
Expenses	$ 14,788	$ 9,321	$ 5,467	59%

The total expenses were $14,788 for the three months ended June 30, 2006 versus $9,321 for the three months ended June 30, 2005 a $5,467 or 59% increase. The increase for the three months ended June 30, 2006 versus the same period in 2005 is primarily due to increase related to professional fess and salaries and wages.

Net loss

	2006	2005	Increase/(decrease)
			$	%
For the three months ended June 30,
Net loss	$ 14,788	$ 8,897	$ 5,891	66%

Our net loss for the three months ended June 30, 2006 was $14,788, versus a net loss of $8,897 for the three months ended June 30, 2005, an increase of $5,891, or 66%. The increase in net loss was primarily the result of the increased professional fess and salaries and wages.

Risks that could cause actual sales to differ from expected sales are detailed in the remainder of this section, and under the section titled “Factors That May Affect the Company’s Future Operating Results.”

Results of Operations for the Six Months Ended June 30, 2006 and 2005.

The following table summarizes selected items from the statement of operations at June 30, 2006 compared to June 30, 2005.

Revenue

	2006	2005	Increase/ (decrease)
			$
For the six months ended June 30,
Revenue	$ -	$ 4,552	$ (4,552)

Revenue for the six months ended June 30, 2006 was $0, a decrease of $4,552, from $4,552 in the same period one year ago.

We believe the decrease is due to a decrease in our purchasing of products for resale. This decrease in purchases is the result of the unavailability of cash for such purchases.

Cost of goods sold/Gross profit percentage of revenue

	2006	2005	Increase/ (decrease)
			$
For the six months ended June 30,
Cost of goods sold	$ -	$ 4,038	$ (4,038)

Cost of goods sold for the six months ended June 30, 2006 was $0, a decrease of $4,038, from $4,038 for the six months ended June 30, 2005. The decrease is the direct result of lower gross revenue for the period due to a decrease in purchases of products for resale.

	2006	2005	Increase/(decrease)
			$	%
For the six months ended June 30,
Gross profit	$ -	$ 514	$ (514)	(100%)

Gross profit for the six months ended June 30, 2006 was $0, for a decrease of $514 over the $514 gross profit for the six months ended June 30, 2005.

Expenses

	2006	2005	Increase/(decrease)
			$	%
For the six months ended June 30,
Expenses	$23,001	$21,380	$1,621	8%

The total expenses were $23,001 for the six months ended June 30, 2006 versus $21,380 for the six months ended June 30, 2005 a $1,621 or 8% increase. The increase for the six months ended June 30, 2006 versus the same period in 2005 is primarily due to increase related to professional fess and salaries and wages.

Net loss

	2006	2005	Increase/(decrease)
			$	%
For the six months ended June 30,
Net loss	$23,001	$20,866	$2,135	10%

Our net loss for the six months ended June 30, 2006 was $23,001, versus a net loss of $20,866 for the six months ended June 30, 2005, an increase of $2,135, or 10%. The increase in net loss was primarily the result of the increased professional fess and salaries and wages.

Risks that could cause actual sales to differ from expected sales are detailed in the remainder of this section, and under the section titled “Factors That May Affect the Company’s Future Operating Results.”

Liquidity and Capital Reserves

Cash will be increasing primarily due to the receipt of funds from this offering to offset our near term cash requirements. Since inception, we have financed our cash flow requirements through the issuance of common stock and sales activities, which has resulted in our receipt of $134,156. We have used $129,966 as of June 30, 2006, leaving cash in the amount of $4,190, and inventory valued at $402. As we expand our activities, we may continue to experience net negative cash flows from operations, pending receipt of sales revenues. In addition to the SB-2 registration, we anticipate obtaining additional financing to fund operations through private placements of common stock offerings in the future, and subsequent to the funding of the pending registration.

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

As of June 30, 2006, current assets totaled $4,592, a decrease of $11,631 as compared to June 30, 2005. The decrease in current assets resulted from operational expenses and the sale of inventory incurred during the normal course of business.

Plan of Operation

Satisfaction of our cash obligations for the next 12 months. Our plan of operation has provided for us to establish an outlet for the sale of product which we have begun purchasing. Having established our relationship with eBay, as the initial online trading platform, we have commenced selling our inventory. We capitalized our company with $134,156 from our sole officer, director and stockholder, Mr. Evangelista. We have utilized the $129,966 to setup our corporate organization, payment of audit fees for our registration, inventory purchases, general and administrative, and payment of salaries, leaving us with a balance of approximately $4,190 in cash and inventory as of June 30, 2006. Our plan of operation indicates expenditures in the following year of at least $31,700, the minimum net proceeds from the SB-2 registration, to be used for: (i) salaries - $15,200, (ii) corporate filing fees - $325, (iii) accounting fees - $4,500, and (iv) inventory purchases - $11,675. We have based our assumptions on the fact that we will not incur additional obligations for personnel, office, etc. until such time as we either raise additional equity or debt, or generate revenues to support such expenditures. Our sole officer and director, Mr. Evangelista has agreed to continue his part time work without pay if required, until such salary can be paid from revenues. We have allocated $15,200 toward salaries from our minimum funds raised to pay toward our one full time employee. If we were to not receive any additional funds, we could not continue our business operations.

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

FACTORS THAT MAY AFFECT OUR FUTURE OPERATING RESULTS

Our auditor’s report reflects the fact that without realization of additional capital, it would be unlikely for us to continue as a going concern.

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

We have minimal operating history, which raises substantial doubt as to our ability to successfully develop profitable business operations.

We have only a limited operating history and our business model has not yet been tested in the market place. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a business in the eBay retail markets industry, which are characterized by a large number of market entrants, intense competition and a high failure rate. To date, we have been engaged primarily in start-up and business development activities and have generated little revenue from product sales. To achieve profitable operations, we must successfully establish methods of acquiring products for re-sale which can be purchased at significantly discounted prices, enabling us to introduce and market the products at competitive prices. No assurance can be given that we will be successful in the location of product, or if located, that we will be able to purchase the products at competitive prices as the result of our inability to purchase large quantities of products, or if competitively purchased, that we will be successful in marketing the product through the Internet. Accordingly, we have generated only $55,069 in revenues from the sale of products from inception. Consequently, we have incurred a net loss from operating activities of approximately $132,929 for the same period. In view of our lack of revenue and losses we have analyzed various methods of Internet marketing. We have no intention of merging, acquiring, or forming a business combination with any other entity. Future operating results will depend on many factors, including our ability to raise capital to acquire inventory, the demand for our products, the level of competition and our ability to establish relationships wherein we are able to acquire inventory on a substantially discounted basis.

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

Item 3. Controls and Procedures.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, Michael J. Evangelista, our Chief Executive Officer and Principal Accounting Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, Mr. Evangelista, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information required to be included in our periodic SEC filings. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds From Sales of Registered Securities

Our Registration Statement on Form SB- 2 (File No. 333-118632), related to our initial public offering, was declared effective by the SEC on February 13, 2006. A total of 1,000,000 shares maximum and 350,000 shares minimum of our Common Stock was registered with the SEC with an aggregate offering price of $100,000 maximum and $35,000 minimum. All of these shares were registered on our behalf. As of June 30, 2006 we have not sold any shares under the registration statement.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits and Reports on Form 8-K.

Exhibits

Exhibit	Description
3(i)(a)	Articles of Incorporation of XSInventory filed on September 22, 2002 (incorporated by reference to Exhibit 3(i)(a) to Form SB-2 filed on August 27, 2004)
3(i)(b)	Articles of Incorporation of Creative Excess filed in February 2003 (incorporated by reference to Exhibit 3(i)(b) to Form SB-2 filed on August 27, 2004)
3(ii)(a)	Bylaws of the XSInventory (incorporated by reference to Exhibit 3(ii)(a) to Form SB-2 filed on August 27, 2004)
3(ii)(b)	Bylaws of Creative Excess (incorporated by reference to Exhibit 3(ii)(b) to Form SB-2 filed on August 27, 2004)
4	Instrument defining the rights of security holders: (a) Articles of Incorporation (b) Bylaws (c) Stock Certificate Specimen
10.1	Restated Lock Up Agreement (incorporated by reference to Exhibit 10.1 to Form SB-2 filed on August 27, 2004)
10.2	Office Lease (incorporated by reference to Exhibit 10.2 to Form SB-2 filed on August 27, 2004)
10.3*	Renewal Addendum to Office Lease 2005 (incorporated by reference to Exhibit 10.3 to Form SB-2 filed on August 27, 2004)
10.4	User Agreement (incorporated by reference to Exhibit 10.4 to Form SB-2 filed on August 27, 2004)
10.5	Agent for the Issuer Letter Agreement (incorporated by reference to Exhibit 10.5 to Form SB-2 filed on August 27, 2004)
10.6	Subscription Agreement (incorporated by reference to Exhibit 10.6 to Form SB-2 filed on August 27, 2004)
31*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

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

Date: August 10, 2006