Form 10QSB
period 2006-09-30
XSINVENTORY
filed 2006-11-14
CIK 1220379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of shares of Common Stock, $0.001 par value, outstanding on October 31, 2006, was 3,873,139 shares.

Transitional Small Business Disclosure Format (check one): Yes ☐	No ☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

XSInventory

and Subsidiary

(a Development Stage Company)

Balance Sheet

(unaudited)
September 30,
2006
Assets

Current assets:
Cash and cash equivalents	$94,910

$94,910

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$2,365

Stockholders' Equity:
Preferred stock, $0.001 par value, 10,000,000
shares authorized, no shares issued and
outstanding	-
Common stock, $0.001 par value, 100,000,000
shares authorized, 2,993,139 shares issued and
outstanding	2,993
Additional paid-in capital	136,164
Subscription payable	93,000
Deficit accumulated during development stage	(139,612)
92,545

$94,910

The Accompanying Notes are an Integral Part of These Financial Statement

XSInventory

and Subsidiary

(a Development Stage Company)

Statements of Operations

	Three Months Ending		Nine Months Ending		September 27, 2002
	September 30,		September 30,		(inception) to
	2006	2005	2006	2005	September 30,

Revenue	$-	$595	$-	$5,147	$55,069
Cost of goods sold	-	459	-	4,497	51,201
	-	136	-	650	3,868

Expenses:
General and administrative expenses	1,383	1,480	3,284	4,260	26,580
Professional fees	(1,000)	1,000	7,500	7,000	24,500
Salaries and wages	6,300	6,300	18,900	18,900	92,400
Total expenses	6,683	8,780	29,684	30,160	143,480

Net (loss)	$(6,683)	$(8,644)	$(29,684)	$(29,510)	$(139,612)

Weighted average number of
common shares outstanding - basic and fully diluted	2,934,443	2,022,738	2,720,267	2,021,377

Net (loss) per share - basic & fully diluted	$(0.002)	$(0.004)	$(0.011)	$(0.015)

The Accompanying Notes are an Integral Part of These Financial Statement

XSInventory

and Subsidiary

(a Development Stage Company)

Statements of Cash Flows

(unaudited)

			September 27, 2002
	For the nine months ended		(Inception) to
	September 30,		September 30,
	2006	2005	2006
Cash flows from operating activities
Net (loss)	$(29,684)	$(29,510)	$(139,612)
Adjustments to reconcile changes in operating
assets and liabilities
(Increase) decrease in inventory	404	1,414	-
(Increase) in prepaid expenses	-	(1,000)	-
(Decrease) Increase in liabilities	(569)	1,590	2,365
Net cash (used) by operating activities	(29,849)	(27,506)	(137,247)

Cash flows from financing activities
subscription payable	93,000	-	93,000
Sale of common stock	30,697	17,960	139,157
Net cash provided by financing activities	123,697	17,960	232,157

Net (decrease) increase in cash	93,848	(9,546)	94,910
Cash - beginning	1,062	17,499	-
Cash - ending	$94,910	$7,953	$94,910

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2005 and notes thereto included in the Company's Form 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results

Note 2 - Revenue recognition

XSInventory sells merchandise via the Internet to the general public. The Company recognizes revenue as each item is sold. Costs are recognized upon completion of each sales transaction. For the nine months ended September 30, 2006 and 2005, the Company recognized $0 and $5,147 in revenue, respectively.

Note 3 – Stockholders’ equity

The Company is authorized to issue 10,000,000 shares of it $0.001 par value preferred stock and 100,000,000 shares of its $0.001 par value common stock.

In February 2003, the Company sold to an officer of the Company 350,000 shares of its $0.001 par value common stock at a price of $0.02 per share for a total amount raised of $7,000.

From March 2003 through December 2003, the Company sold to an officer of the Company 460,000 shares of its $0.001 par value common stock at a price of $0.05 per share for a total amount raised of $23,000.

During fiscal 2004, the Company sold to an officer of the Company 1,210,000 shares of its $0.001 par value common stock at a price of $0.05 per share for a total amount raised of $60,500.

During fiscal 2005, the Company sold to an officer of the Company 359,192 shares of its $0.001 par value common stock at a price of $0.05 per share for a total amount raised of $17,959.

XSINVENTORY

And Subsidiary

(a Development Stage Company)

Notes

During the nine months ended September 30, 2006, the Company sold to an officer of the Company 613,947 shares of its $0.001 par value common stock at a price of $0.05 per share for a total amount raised of $30,698.

During the period ended September 30, 2006, the Company issued subscriptions to purchase 930,000 shares of its $0.001 par value common stock for cash totaling $93,000. The shares were subsequently issued on October 25, 2006.

No other shares have been issued.

Note 4 – Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, setting up its e-commerce website, and incurring substantial costs and expenses. As a result, the Company incurred accumulated net losses from September 27, 2002, (inception) through the period ended September 30, 2006 and 2005 of $139,612 and $101,437 respectively. In addition, the Company’s development activities since inception have been financially sustained through equity financing.

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

Note 6 – Subsequent Events

Subsequent to the period ended September 30, 2006, the Company issued subscriptions to purchase 50,000 shares of its $0.001 par value common stock for cash totaling $5,000. The shares were subsequently issued on October 25, 2006.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any or our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

o	increased competitive pressures from existing competitors and new entrants;
o	our ability to acquire sufficient inventory;
o	deterioration in general or regional economic conditions;
o	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
o	loss of customers or sales weakness;
o	inability to achieve future sales levels or other operating results;
o	the unavailability of funds for general working capital; and
o	operational inefficiencies in distribution or other systems.

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

Background Overview

We are a development stage company incorporated in the State of Nevada in September of 2002. We were formed to engage in the business of marketing, selling and distributing products through the online trading website of companies such as eBay, (www.eBay.com.). In February 2003, we formed Creative Excess, Inc., as a wholly owned subsidiary, to become an online liquidator of products through eBay. Although the affiliation with eBay as an online trading platform allows us immediate online access to an online auction facility, we are highly dependent upon eBay to provide a platform for the sale of our products. As of the date of this filing, we have generated all of our revenue by selling goods using eBay. Our affiliation with eBay is a standard user agreement which eBay makes available to members of the general public.

Since our incorporation in September 2002 through September 30, 2006, we have generated $55,069 in revenues with a net loss of $139,612. Our recent activities include organization of the Company, our setting up of our account with eBay, and the commencement of buying inventory and re-selling the inventory through eBay. The XSInventory business plan is to establish a number of quality product outlets where we can purchase quality products and excess inventory and sell the same inventory at a marked up price through our online trading platform on eBay and/or other similar trading platforms.

Results of Operations for the Three Months Ended September 30, 2006 and 2005.

The following table summarizes selected items from the statement of operations at September 30, 2006 compared to September 30, 2005.

Revenue

	2006	2005	Increase/ (decrease)
			$
For the three months ended September 30,
Revenue	$ -	$ 595	$ (595)

Revenue for the three months ended September 30, 2006 was $0, a decrease of $595, from $595 in the same period one year ago.

We believe the decrease is due to a decrease in our purchasing of products for resale. This decrease in purchases is the result of the unavailability of cash for such purchases.

Cost of goods sold/Gross profit percentage of revenue

	2006	2005	Increase/ (decrease)
			$
For the three months ended September 30,
Cost of goods sold	$ -	$ 459	$ (459)

Cost of goods sold for the three months ended September 30, 2006 was $0, a decrease of $459, from $459 for the three months ended September 30, 2005. The decrease is the direct result of lower gross revenue for the period due to a decrease in purchases of products for resale.

	2006	2005	Increase/ (decrease)
			$
For the three months ended September 30,
Gross profit	$ -	$ 136	$ (136)

Gross profit for the three months ended September 30, 2006 was $0, for a decrease of $136 over the $136 gross profit for the three months ended September 30, 2005.

Expenses

	2006	2005	Increase/(decrease)
			$	%
For the three months ended September 30,
Expenses	$ 6,683	$ 8,780	$ (2,097)	(24%)

The total expenses were $6,683 for the three months ended September 30, 2006 versus $8,780 for the three months ended September 30, 2005 a $2,097 or 24% decrease. The decrease for the three months ended September 30, 2006 versus the same period in 2005 is primarily due to decrease related to professional fees and general and administrative expenses.

Net loss

	2006	2005	Increase/(decrease)
			$	%
For the three months ended September 30,
Net loss	$ 6,683	$ 8,644	$ (1,961)	(23%)

Our net loss for the three months ended September 30, 2006 was $6,683, versus a net loss of $8,644 for the three months ended September 30, 2005, an decrease of $1,961, or 23%. The decrease in net loss was primarily the result of the decreased professional fees and general and administrative expenses.

Risks that could cause actual sales to differ from expected sales are detailed in the remainder of this section, and under the section titled “Factors That May Affect the Company’s Future Operating Results.”

Results of Operations for the Nine Months Ended September 30, 2006 and 2005.

The following table summarizes selected items from the statement of operations at September 30, 2006 compared to September 30, 2005.

Revenue

	2006	2005	Increase/ (decrease)
			$
For the Nine months ended September 30,
Revenue	$ -	$ 5,147	$ (5,147)

Revenue for the Nine months ended September 30, 2006 was $0, a decrease of $5,147, from $5,147 in the same period one year ago.

We believe the decrease is due to a decrease in our purchasing of products for resale. This decrease in purchases is the result of the unavailability of cash for such purchases.

Cost of goods sold/Gross profit percentage of revenue

	2006	2005	Increase/ (decrease)
			$
For the Nine months ended September 30,
Cost of goods sold	$ -	$ 4,497	$ (4,497)

Cost of goods sold for the nine months ended September 30, 2006 was $0, a decrease of $4,497, from $4,497 for the nine months ended September 30, 2005. The decrease is the direct result of lower gross revenue for the period due to a decrease in purchases of products for resale.

	2006	2005	Increase/(decrease)
			$
For the nine months ended September 30,
Gross profit	$ -	$ 650	$ (650)

Gross profit for the nine months ended September 30, 2006 was $0, for a decrease of $650 over the $650 gross profit for the nine months ended September 30, 2005.

Expenses

	2006	2005	Increase/(decrease)
			$	%
For the nine months ended September 30,
Expenses	$29,684	$30,160	$(476)	(2%)

The total expenses were $29,684 for the nine months ended September 30, 2006 versus $30,160 for the nine months ended September 30, 2005 a $476 or 2% decrease. The decrease for the nine months ended September 30, 2006 versus the same period in 2005 is primarily due to decrease related to general and administrative expenses.

Net loss

	2006	2005	Increase/(decrease)
			$	%
For the nine months ended September 30,
Net loss	$29,684	$29,510	$174	1%

Our net loss for the nine months ended September 30, 2006 was $29,684, versus a net loss of $29,510 for the nine months ended September 30, 2005, an increase of $174, or 1%. The increase in net loss was primarily the result of the lack of revenues in the nine months ended September 30, 2006.

Risks that could cause actual sales to differ from expected sales are detailed in the remainder of this section, and under the section titled “Factors That May Affect the Company’s Future Operating Results.”

Liquidity and Capital Reserves

Cash will be increasing primarily due to the receipt of funds from our initial direct public offering to offset our near term cash requirements. Since inception, we have financed our cash flow requirements through the issuance of common stock and sales activities, which has resulted in our receipt of $232,157. We have used $137,247 as of September 30, 2006, leaving cash in the amount of $94,910. As we expand our activities, we may continue to experience net negative cash flows from operations, pending receipt of sales revenues. In addition to the SB-2 registration, we anticipate obtaining additional financing to fund operations through private placements of common stock offerings in the future, and subsequent to the funding of the pending registration.

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

Plan of Operation

Satisfaction of our cash obligations for the next 12 months. Our plan of operation has provided for us to establish an outlet for the sale of product which we have begun purchasing. We are continuing to analyze new opportunities to acquire products for resale, which opportunities would provide better profit margins for us. Having established our relationship with eBay, as the initial online trading platform, we have commenced selling our inventory. We capitalized our company with $139,157 from our sole officer, director and stockholder, Mr. Evangelista and the selling of our common stock registered under an SB-2 registration in the amount of $98,000. We have utilized $137,247 to setup our corporate organization, payment of audit fees for our registration, inventory purchases, general and administrative, and payment of salaries, leaving us with a balance of approximately $94,910 in cash and inventory as of September 30, 2006. Our plan of operation indicates expenditures in the following year of at least $31,700, to be used for: (i) salaries - $15,200, (ii) corporate filing fees - $325, (iii) accounting fees - $4,500, and (iv) inventory purchases - $11,675. Since we have raised funds from our registration beyond the minimum we are in a position to commence the acquisition of additional inventory. We have based our assumptions on the fact that we will not incur additional obligations for personnel, office, etc. until such time as we either raise additional equity or debt, or generate revenues to support such expenditures. Our sole officer and director, Mr. Evangelista has agreed to continue his part time work without pay if required, until such salary can be paid from revenues. If we were to not receive any additional funds, we could not continue our business operations.

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

There is no current public market for our common stock; therefore you may be unable to sell your securities at any time, for any reason, and at any price, resulting in a loss of your investment.

As of the date of this filing, there is no public market for our common stock. Although we plan, in the future, to contact an authorized OTC Bulletin Board market maker for sponsorship of our securities on the Over-the-Counter Bulletin Board, there can be no assurance that our attempts to do so will be successful. Furthermore, if our securities are not quoted on the OTC Bulletin Board, or elsewhere, there can be no assurance that a market will develop for the common stock or that a market in the common stock will be maintained. As a result of the foregoing, investors may be unable to liquidate their investment for any reason.

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of XSInventory; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of XSInventory are being made only in accordance with authorizations of management and directors of XSInventory, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of XSInventory’s assets that could have a material effect on the financial statements.

We have one individual performing the functions of all officers and directors. This individual is responsible for monitoring and ensuring compliance with our internal control procedures. As a result, our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

We have minimal operating history, which raises substantial doubt as to our ability to successfully develop profitable business operations.

We have only a limited operating history and our business model has not yet been tested in the market place. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a business in the eBay retail markets industry, which are characterized by a large number of market entrants, intense competition and a high failure rate. To date, we have been engaged primarily in start-up and business development activities and have generated little revenue from product sales. To achieve profitable operations, we must successfully establish methods of acquiring products for re-sale which can be purchased at significantly discounted prices, enabling us to introduce and market the products at competitive prices. No assurance can be given that we will be successful in the location of product, or if located, that we will be able to purchase the products at competitive prices as the result of our inability to purchase large quantities of products, or if competitively purchased, that we will be successful in marketing the product through the Internet. Accordingly, we have generated only $55,069 in revenues from the sale of products from inception. Consequently, we have incurred a net loss from operating activities of approximately $139,612 for the same period. In view of our lack of revenue and losses we have analyzed various methods of Internet marketing. We have no intention of merging, acquiring, or forming a business combination with any other entity. Future operating results will depend on many factors, including our ability to raise capital to acquire inventory, the demand for our products, the level of competition and our ability to establish relationships wherein we are able to acquire inventory on a substantially discounted basis.

We will require approximately $31,700 to operate our business over the next 12-month period which funds we have generated through our public offering. This amount includes funds for salaries, accounting, corporate filing fees, office lease, postage and telephones, and $11,765 in inventory purchases.

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

It should be noted, however, that no matter how well designed and operated, a control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems (including faulty judgments in decision making or breakdowns resulting from simple errors or mistakes), there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions. Additionally, controls can be circumvented by individual acts, collusion or by management override of the controls in place.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds From Sales of Registered Securities

Our Registration Statement on Form SB- 2 (File No. 333-118632), related to our initial public offering, was declared effective by the SEC on February 13, 2006. A total of 1,000,000 shares maximum and 350,000 shares minimum of our Common Stock was registered with the SEC with an aggregate offering price of $100,000 maximum and $35,000 minimum. The offering commenced on April 5, 2006 and 980,000 shares of common stock offered were sold to 58 stockholders resulting in $98,000 of proceeds to us with no commissions paid on funds raised. The offering terminated on October 2, 2006 wherein the remaining unsold 20,000 shares were deregistered in a post-effective amendment filed on October 31, 2006.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits and Reports on Form 8-K.

Exhibits

			Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit	Filing date
3(i)(a)	Articles of Incorporation of XSInventory		SB-2		3(i)(a)	8/27/04
3(i)(b)	Articles of Incorporation of Creative Excess		SB-2		3(i)(b)	8/27/04
3(ii)(a)	Bylaws of the XSInventory		SB-2		3(ii)(a)	8/27/04
3(ii)(b)	Bylaws of Creative Excess		SB-2		3(ii)(b)	8/27/04
4	Instrument defining the rights of security holders: (a) Articles of Incorporation (b) Bylaws (c) Stock Certificate Specimen		SB-2			8/27/04
10.1	Restated Lock Up Agreement		SB-2		10.1	8/27/04
10.2	Office Lease		SB-2		10.2	8/27/04
10.3	Renewal Addendum to Office Lease 2005		SB-2		10.3	8/27/04
10.4	User Agreement		SB-2		10.4	8/27/04
10.5	Agent for the Issuer Letter Agreement		SB-2		10.5	8/27/04
10.6	Subscription Agreement		SB-2		10.6	8/27/04
31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XSINVENTORY

(Registrant)

By:/s/ Michael Evangelista
Michael J. Evangelista, President &
Chief Executive Officer (On behalf of
the registrant and as principal accounting
officer)

Date: November 14, 2006