Form 10KSB
period 2006-12-31
XSINVENTORY
filed 2007-04-02
CIK 1220379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

The issuer’s revenues for its most recent fiscal year ended December 31, 2006. $0

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average high and low price, as of March 1, 2006 was $22,295,000 based on a share value of $4.55.

The number of shares of Common Stock, $0.001 par value, outstanding on March 1, 2007 was 19,865,695 shares.

Transitional Small Business Disclosure Format (check one): Yes ☐     No ☒

XSINVENTORY

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2006

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any or our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

o	increased competitive pressures from existing competitors and new entrants;
o	our ability to acquire sufficient inventory;
o	our ability to operate profitably;
o	deterioration in general or regional economic conditions;
o	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
o	loss of customers or sales weakness;
o	inability to achieve future sales levels or other operating results;
o	the unavailability of funds for general working capital; and
o	operational inefficiencies in distribution or other systems.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Results of Operations” in this document.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

(a) General Business Development

We are a development stage company incorporated in the State of Nevada in September of 2002. We were formed to engage in the business of marketing, selling and distributing products through online trading websites of companies such as eBay. In February 2003, we formed Creative Excess, Inc., as a wholly owned subsidiary, to become an online liquidator of products through eBay. Although the affiliation with eBay as an online trading platform allows us immediate online access to an online auction facility, we are highly dependent upon eBay to provide a platform for the liquidation of our products. Additionally, we are highly dependent on the online auction platforms to track the traffic from our visitors and the sales from our customers. We commenced operations in February of 2003, generating revenues of $55,069 as of December 31, 2006. All of our current operations are conducted through Creative Excess, Inc.

(b) Our Business

We historically purchased our products from companies that are known liquidators of products, which other companies have on inventory and are unable to sell, or have been purchased as a result of a bankruptcy or insolvency liquidation. Our purchases have been generally from companies such as Marshall’s, TJMaxx, Ross, the MAGIC Show in Las Vegas, and other eBay customers, none of which are a major source of supplies. Recently we have been negatively impacted by a lack of capital to acquire additional inventory. During this time period of reduced sales we have concentrated efforts of locating different sources from which we will be able to acquire inventory for resale. Further, after completing our initial direct public offering, several of our stockholders have suggested a change in our business strategy. As of the date of this report, we are analyzing several potential opportunities to possibly alter our business directions. However, our management has not made any determination as to a change in our operations.

The way our currant business works:

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

Our business plan is to establish a relationship with a number of quality product vendors where we can purchase quality products and sell the same products at a marked up price through an online trading platform on either eBay and/or other similar trading platforms. These relationships are intended to provide us with additional sources of product to resell through eBay or some other trading platform. Currently, the main products, which we have sold consists of women’s designer clothing and accessories, including brand names such as Juicy Couture, Guess, Dooney & Bourke, Coach, Hale Bob, XOXO, Jams World, Hard Tail, Baby Phat, Roxy, and others. We intend to continue to sell this type of product until relationships are established at vendors for products we believe will be appropriate for our company. Appropriate products consist of products, which we believe we can sell to the general public, based upon current trends in the public’s buying habits. Since we are not limited by whom we purchase product from, a loss of any supplier has no impact on our ability to obtain product.

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

OR

•

Let’s say that 5 people bid $1.25 for one pen each and 10 others bid $1. The minimum bid for the pen will be raised to $1.25 because demand exceeds supply. Because the $1.25 bidders bid higher than the $1 bidders, they will be guaranteed a pen. The other 5 pens will go to the earliest $1 bidders. The final price for each pen will be $1 (even though someone placed a high bid of $1.25) since all winning bidders pay the same price - which is the lowest successful bid.

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

Invoices for listing and final value fees are sent via email to us on a regular (at least monthly) basis. eBay requires us to have a credit card account on file. We are charged shortly after the invoice is sent. A summary of the basic fee structure as of 2006 is provided below. All pricing is subject to change.

When you list an item on eBay, you’re charged an Insertion Fee according to the table below. If the item sells, you are also charged a Final Value Fee. The total cost of selling an item is the Insertion Fee plus the Final Value Fee.

Insertion Fees

Starting or Reserve Price	Insertion Fee

$0.01-$0.99	$0.20
$1.00-$9,99	$0.40
$10.00-$24.99	$0.60
$25.00-$49.99	$1.20
$50.00 - $199.99	$2.40
$200.00 - $499.99	$3.60
$500 or more	$4.80

Final Value Fees

Closing Price	Final Value Fee

Item not sold	No Fee
$0.01 - $25.00	5.25% of closing value
$25.01 to $1,000	5.25% of the initial $25.00 ($1.31, plus 3.25% of the remaining closing value balance ($25.01 to $1,000.00)
Over $1,000	5.25% of the initial $25.00 ($1.31), plus 3.25% of the initial $25.00 - $1,000.00 ($26.81), plus 1.50% of the remaining closing value balance ($1,000.01 – closing value)

Marketing Strategy

Our marketing strategy is to promote our name recognition and credibility as a reliable seller of merchandise on various online auction services. To build name recognition we are attempting to acquire inexpensive products in high demand and offering them for resale at bargained for prices, while at the same time providing exceptional service in putting the purchased products in the hands of our customers as soon as possible. We are continuously seeking to find new product types and sources to be able to build our business model. Our products are generally shipped within three days of the payment of an order. We find that many online eBay sellers of merchandise ship their products within approximately 30 days, as opposed to our three days. As a result of our lack of capital, we have (1) not established a marketing plan, and (2) have not expended any capital on advertising for our site or the sale of product. However: as part of our marketing efforts, we have maintained a customer response program, which has assisted us in our marketing efforts. Our customer response program consists of evaluating the feedback received by other sellers of products similar to ours on eBay, and attempting to maintain a zero negative feedback policy for our Company. We believe, based upon the limited amount of products, which we have sold, and the experience which our sole employee has had in retail sales, customers are seeking products at good prices, which products are in demand based upon current trends, and desire immediate mailing of the products. By reviewing the feedback of the customers, which is posted on the eBay website, whether negative or positive, we are able to obtain important information on what generates a sale of products similar to our own. Our own experience in buying products, similar to our own, over the Internet has resulted in approximately 50% of the product purchases which have not been mailed within 30 days of the purchase.

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

Employees

We are a development stage company and currently have no full-time and one part-time employee. Michael J. Evangelista, who is also our sole officer and director is a part time employee. We look to Mr. Evangelista for his entrepreneurial skills and talents. For a discussion of Mr. Evangelista’s experience, please see “Director, Executive Officers, Promoters and Control Persons.” Initially Mr. Evangelista will coordinate all of our business operations. Mr. Evangelista has provided the working capital to cover the expense of our full time employee in the past. We plan to use consultants, attorneys and accountants as necessary and do not plan to engage any additional full-time employees in the near future. We believe the use of non-salaried personnel allows us to expend our capital resources as a variable cost as opposed to a fixed cost of operations. In other words, if we have insufficient revenues or cash available, we are in a better position to only utilize those services required to generate revenues as opposed to having salaried employees. We may hire marketing employees based on the projected size of the market and the compensation necessary to retain qualified sales employees: however we do not intend to hire these individuals within the next 12 months. A portion of any employee compensation likely would include the right to acquire our stock, which would dilute the ownership interest of holders of existing shares of our common stock.

Mr. Evangelista is spending the time allocated to our business in handling the general business affairs of our company such as accounting issues, including review of materials presented to our auditors, working with our counsel in preparation with the filing our SB-2 registration statement, and monitoring inventory purchases.

ITEM 2.	DESCRIPTION OF PROPERTY

We currently maintain an office at 2950 E. Flamingo Rd, Suite E-6D, Las Vegas, NV 89121. Our monthly rent of $150 is accrued monthly. Additionally, Mr. Evangelista, our sole officer and director, will utilize his home to conduct business on our behalf. Mr. Evangelista does not receive any remuneration for the use of his home or time spent on behalf of us. We do not believe that we will need to obtain additional office space at any time in the foreseeable future, approximately 12 months, until our business plan is more fully implemented.

As a result of our method of operations and business plan we do not require personnel other than Mr. Evangelista, to conduct our business. In the future we anticipate requiring additional office space and additional personnel; however, it is unknown at this time how much space or how many individuals will be required.

ITEM 3.	LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the vote of security holders during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information

Subsequent to year-end

On January 10, 2007, we were cleared for trading by the National Association of Securities Dealers, Inc. on the Over-the-Counter Bulletin Board under the symbol “XSIV”.

(b) Holders of Common Stock

As of December 31, 2006, we had 58 stockholder of record of the 19,365,695 shares outstanding.

(c) Dividends

In January 2007, the Company declared a stock dividend of 4 shares of common stock for each share of common stock issued and outstanding as of January 22, 2007. All share and per share amounts have been retroactively restated to reflect the stock dividend.

Recent Sales of Unregistered Securities

During the past three years, we have issued securities which were not registered as follows:

Year	NAME	NUMBER OF SHARES	CONSIDERATION
2004	Michael J. Evangelista	6,050,000(1)	$60,500(2)
2005	Michael J. Evangelista	1,795,960(1)	$17,960(2)
2006	Michael J. Evangelista	2,569,735(1)	$25,698(2)
(1)

In January 2007, the Company declared a stock dividend of 4 shares of common stock for each share of common stock issued and outstanding as of January 22, 2007. All shares have been retroactively restated to reflect the stock dividend.

(2)

Shares issued to Mr. Evangelista were conversions of debt to equity for monies advanced by Mr. Evangelista. With respect to the stock issued to Mr. Evangelista, we relied upon Section 4(2) of the Securities Act of 1933.

There have been no other issuances of common stock as of December 31, 2006.

Use of Proceeds From Registered Securities

Our Registration Statement on Form SB- 2 (File No. 333-118632), related to our initial public offering, was declared effective by the SEC on February 13, 2006. A total of 1,000,000 shares maximum and 350,000 shares minimum of our Common Stock was registered with the SEC with an aggregate offering price of $100,000 maximum and $35,000 minimum. The offering commenced on April 5, 2006 and 980,000 pre dividend forward split shares of common stock offered were sold to 58 stockholders resulting in $98,000 of proceeds to us with no commissions paid on funds raised. The offering terminated on October 2, 2006 wherein the remaining unsold 20,000 shares were deregistered in a post-effective amendment filed on October 31, 2006.

We incurred offering expenses of approximately $11,760 in connection with the offering. Thus the net offering proceeds to us (after deducting offering expenses) were approximately $86,240. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates), persons owning ten percent (10%) or more of any class of our equity securities or to any other affiliates.

As of December 31, 2006, $18,031 of the net proceeds had been used for legal, accounting, transfer agent expenses and bank service charges. The remaining $68,209 of the net proceeds remain in our operating account pending future use.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this filing.

Background Overview

We are a development stage company incorporated in the State of Nevada in September of 2002. We were formed to engage in the business of marketing, selling and distributing products through the online trading website of companies such as eBay, (www.eBay.com.). In February 2003, we formed Creative Excess, Inc., as a wholly owned subsidiary, to become an online liquidator of products through eBay. Although the affiliation with eBay as an online trading platform allows us immediate online access to an online auction facility, we are highly dependent upon eBay to provide a platform for the sale of our products. As of the date of this report, we have generated all of our revenue by selling goods using eBay. Our affiliation with eBay is a standard user agreement which eBay makes available to members of the general public.

Since our incorporation in September 2002 through December 31, 2006, we have generated $55,069 in revenues with a net loss of $175,523. The XSInventory business plan is to establish a number of quality product outlets where we can purchase quality products and excess inventory and sell the same inventory at a marked up price through our online trading platform on eBay and/or other similar trading platforms.

Results of Operations

The following overview provides a summary of key information concerning our financial results for the years ended December 31, 2006 and 2005.

Revenue

	2006	2005	Increase/(decrease)
			$
For the years ended December 31,
Revenue	$ 0	$ 5,527	$ (5,527)

Revenue for the year ended December 31, 2006 was $0, a decrease of $5,527, from $5,527 in the same period one year ago. We believe the decrease is due to a decrease in our purchasing of products for resale in anticipation of completing our direct public offering.

Cost of goods sold/Gross profit percentage of revenue

	2006	2005	Increase/(decrease)
			$
For the years ended December 31,
Cost of goods sold	$ 0	$ 4,684	$ (4,684)

Cost of goods sold for the year ended December 31, 2006 was $0, a decrease of $4,684, from $4,684 for the year ended December 31, 2005. We did not purchase products for resale during 2006 pending completion of our direct public offering.

We have terminated purchase of inventory under our initial business plan, as we were unable to sustain a profit margin sufficient to justify the expenses to the operations. We are seeking new inventory acquisitions with a greater ability to both expand the business and generate a profit. Alternatively, several of our stockholders have presented our management with potential business opportunities, which are currently being evaluated.

	2005	2005	Increase/(decrease)
			$	%
For the years ended December 31,
Gross profit	$ 0	$ 843	$ (843)	N/A
Gross profit % of revenue		15%

Gross profit for the year ended December 31, 2006 was $0, for a decrease of $843 over the gross profit for the year ended December 31, 2005.

Gross profit as a percentage of revenue decreased from 15% for the year ended December 31, 2005. The decrease in gross profit percentage reflected the fact that we did not purchase products for resale. If we are unable to locate products, which we can purchase at prices that allow mark-up and saleability, our gross profit margin may decrease in future periods.

Expenses

	2006	2005	Increase/(decrease)
			$	%
For the years ended December 31,
Expenses	$ 65,594	$ 38,843	$ 26,751	69%

The total expenses were $65,594 for the year ended December 31, 2006 versus $38,843 for the year ended December 31, 2005 a $26,751 or 69% increase. The increase for the year ended December 31, 2006 versus the same period in 2005 is primarily due to costs related to general and administrative expenses and professional fees.

Net loss

	2006	2005	Increase/(decrease)
			$	%
For the years ended December 31,
Net loss	$ 65,594	$ 38,000	$ 27,594	73%

Our net loss for the year ended December 31, 2006 was $65,594, versus a net loss of $38,000 for the year ended December 31, 2005, an increase of $27,594, or 73%. The increase in net loss was primarily the result of (i) the decrease in gross profits, and (ii) increased administrative expenses and professional fees.

Risks that could cause actual sales to differ from expected sales are detailed in the remainder of this section, and under the section titled “Factors That May Affect Our Future Operating Results.”

Liquidity and Capital Reserves

Cash increased primarily due to the receipt of funds from our initial direct public offering. Since inception, we have financed our cash flow requirements through the issuance of common stock and product sales, which have resulted in our receipt of $237,157. We have used $166,600 as of December 31, 2006, leaving cash in the amount of $70,557. As we expand our activities, we may continue to experience net negative cash flows from operations.

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

Plan of Operation

Satisfaction of our cash obligations for the next 12 months. Our plan of operation has provided for us to establish a source of new products, and an outlet for the sale of product. We are continuing to analyze new opportunities to acquire products for resale, which opportunities would provide better profit margins for us. We capitalized our company with $145,657 from our sole officer, director and stockholder, Mr. Evangelista and the selling of our common stock registered under an SB-2 registration in the amount of $98,000. We have utilized $166,600 to setup our corporate organization, payment of audit fees, inventory purchases, general and administrative, and payment of employee salaries, leaving us with a balance of approximately $70,557 in cash as of December 31, 2006. Since we have raised funds from our registration beyond the minimum we are in a position to commence the acquisition of additional inventory. We have based our assumptions on the fact that we will not incur additional obligations for personnel, office, etc. until such time as we either raise additional equity or debt, or generate revenues to support such expenditures. Our sole officer and director, Mr. Evangelista has agreed to continue his part time work without pay if required, until a salary can be paid from revenues. If we were to not receive any additional funds, we could not continue our business operations.

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

Significant changes in number of employees. The number of employees required to operate our business is currently one part time individual. If we continue our current business plan we need to hire a full time employee. However, at this time our management is reevaluating our business plan, which may include a change in business direction. If we change our business direction, we may need to hire additional employees.

FACTORS THAT MAY AFFECT OUR FUTURE OPERATING RESULTS

Our auditor’s report reflects the fact that without realization of additional capital, it would be unlikely for us to continue as a going concern.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have suffered losses from operations during our operating history and our ability to continue as a going concern is dependent upon obtaining future profitable operations. Although management believes that the proceeds from the sale of securities, together with funds from operations, will be sufficient to cover anticipated cash requirements, we may be required to seek additional capital to fund future growth and expansion. No assurance can be given that such financing will be available or, if available, that it will be on commercially favorable terms. Moreover, favorable financing may be dilutive to investors.

We will need additional capital in the future to finance our operations, which we may not be able to raise or it may only be available on terms unfavorable to us or our stockholders, which may result in our inability to fund our working capital requirements and harm our operational results.

We believe that current cash on hand and the other sources of liquidity may not be sufficient enough to fund our operations through fiscal 2007. In that event, we would need to raise additional funds to continue our operations.

Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our business or otherwise respond to competitive pressures would be significantly limited.

We have minimal operating history, which raises substantial doubt as to our ability to successfully develop profitable business operations.

We have only a limited operating history and our business model has not yet been tested in the market place. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a business in the eBay retail markets industry, which are characterized by a large number of market entrants, intense competition and a high failure rate. To date, we have been engaged primarily in start-up and business development activities and have generated little revenue from product sales. To achieve profitable operations, we must successfully establish methods of acquiring products for re-sale which can be purchased at significantly discounted prices, enabling us to introduce and market the products at competitive prices. No assurance can be given that we will be successful in the location of product, or if located, that we will be able to purchase the products at competitive prices as the result of our inability to purchase large quantities of products, or if competitively purchased, that we will be successful in marketing the product through the Internet. Accordingly, we have generated only $55,069 in revenues from the sale of products from inception. Consequently, we have incurred a net loss from operating activities of approximately $173,100 for the same period. In view of our lack of revenue and losses we have analyzed various methods of Internet marketing. We have no intention of merging, acquiring, or forming a business combination with any other entity. Future operating results will depend on many factors, including our ability to raise capital to acquire inventory, the demand for our products, the level of competition and our ability to establish relationships wherein we are able to acquire inventory on a substantially discounted basis.

We will require approximately $31,700 to operate our business over the next 12-month period which funds we have generated through our public offering. This amount includes funds for salaries, accounting, corporate filing fees, office lease, postage and telephones, and $11,675 in inventory purchases.

Risks Relating To Our Common Stock

Because our common stock is deemed a low-priced “Penny” stock, an investment in our common stock should be considered high risk and subject to marketability restrictions.

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

•	Deliver to the customer, and obtain a written receipt for, a disclosure document;
•	Disclose certain price information about the stock;
•	Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;
•	Send monthly statements to customers with market and price information about the penny stock; and
•	In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to sell the common stock and may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. More specifically, NASD has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission. Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTC Bulletin Board for failure to timely file twice in a two-year period then we will be ineligible for quotation on the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

NASD sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the National Association of Securities Dealers (NASD) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-10 of this Form 10-KSB.

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

We appointed Lawrence Scharfman & Co., CPA, P.C., as our independent accountants for the year ended December 31, 2005 on March 6, 2006. This change in accountants was recommended by our Executive Management and approved by our Board of Directors. During the most recent two fiscal years and during the portion of 2006 preceding the Board’s decision, neither us, nor anyone engaged on its our behalf, has consulted with Lawrence Scharfman & Co., CPA, P.C. regarding: (i) either the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

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

ITEM 8B.	OTHER INFORMATION

In January 2007, the Company declared a stock dividend of 4 shares of common stock for each share of common stock issued and outstanding as of January 22, 2007. All share and per share amounts have been retroactively restated to reflect the stock dividend.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The members of our Board of Directors serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. At present, Michael J. Evangelista is our sole officer and director.

Name	Age	Title
Michael J. Evangelista	34	President, Secretary/Treasurer, Director

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

Director Nomination Procedures

Generally, nominees for Directors are identified and suggested by the members of the Board or management using their business networks. The Board has not retained any executive search firms or other third parties to identify or evaluate director candidates in the past and does not intend to in the near future. In selecting a nominee for director, the Board or management considers the following criteria:

1.

whether the nominee has the personal attributes for successful service on the Board, such as demonstrated character and integrity; experience at a strategy/policy setting level; managerial experience dealing with complex problems; an ability to work effectively with others; and sufficient time to devote to the affairs of XSInventory;

2.

whether the nominee has been the chief executive officer or senior executive of a public company or a leader of a similar organization, including industry groups, universities or governmental organizations;

3.

whether the nominee, by virtue of particular experience, technical expertise or specialized skills or contacts relevant to XSInventory’s current or future business, will add specific value as a Board member; and

4.	whether there are any other factors related to the ability and willingness of a new nominee to serve, or an existing Board member to continue his service.

The Board or management has not established any specific minimum qualifications that a candidate for director must meet in order to be recommended for Board membership. Rather the Board or management will evaluate the mix of skills and experience that the candidate offers, consider how a given candidate meets the Board’s current expectations with respect to each such criterion and make a determination regarding whether a candidate should be recommended to the stockholders for election as a director. During 2006, XSInventory received no recommendation for Directors from its stockholders.

XSInventory will consider for inclusion in its nominations of new Board of Director nominees proposed by stockholders who have held at least 1% of the outstanding voting securities of XSInventory for at least one year. Board candidates referred by such stockholders will be considered on the same basis as Board candidates referred from other sources. Any stockholder who wishes to recommend for XSInventory’s consideration a prospective nominee to serve on the Board of Directors may do so by giving the candidate’s name and qualifications in writing to XSInventory’s Secretary at the following address: 2950 E. Flamingo Rd., Suite E-6D, Las Vegas, Nevada 89121.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires executive officers and directors, and persons who beneficially own more than ten percent of an issuer’s common stock, which has been registered under Section 12 of the Exchange Act, to file initial reports of ownership and reports of changes in ownership with the SEC.

As a company with securities registered under Section 15(d) of the Exchange Act, our executive officers and directors, and persons who beneficially own more than ten percent of our common stock are not required to file Section 16(a) reports.

ITEM 10.	EXECUTIVE COMPENSATION

Our officer and director does not receive any compensation for his services, has not received such compensation in the past, and is not accruing any compensation pursuant to any agreement with us. However, our officer and director anticipates receiving benefits as a beneficial stockholder.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

Future Compensation

Mr. Evangelista has agreed to provide services to us for a period of two years without compensation, or until such time as we have raised funds from our initial direct public offering, or generated at least $100,000 in revenues in any twelve month period. We have agreed to pay Mr. Evangelista a salary of $5,000 from the proceeds of our initial direct public offering. Any additional salary paid to Mr. Evangelista would be the result of additional capital raised outside this offering, or as the result of future revenues.

Board Committees

We do not currently have any committees of the Board of Directors, as our Board consists of one member. Additionally, due to the nature of our intended business, the Board of Directors does not foresee a need for any committees in the foreseeable future.

Transfer Agent

The transfer agent for our common stock is Pacific Stock Transfer Company, 500 E. Warm Springs, Suite 240, Las Vegas, Nevada 89119.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on March 1, 2007 relating to the beneficial ownership of our common stock by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers. The percentage of beneficial ownership for the following table is based on 19,865,695 post forward dividend split shares of common stock outstanding.

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

Security Ownership of Management

Name of Beneficial Owner (1)	Number of Shares(2)	Percent Beneficially Owned (3)
Michael J. Evangelista	14,965,695	75%
All Directors & Officers as a Group	14,965,695	75%
(1)

As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to Common Stock (i.e., the power to dispose of, or to direct the disposition of, a security).

(2)

In January 2007, the Company declared a stock dividend of 4 shares of common stock for each share of common stock issued and outstanding as of January 22, 2007. All shares have been retroactively restated to reflect the stock dividend.

(3)	Rounded to the nearest whole percentage.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company rents an office which is leased at a value of $150 per month. Office services are provided without charge by the Company’s director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected.

During February 2003, Mr. Evangelista acquired 1,750,000 post forward dividend split shares of common stock, at a price of $0.02 per share. Mr. Evangelista is the sole officer, director, stockholder, and promoter of XSInventory. The proceeds from the sale of the shares to Mr. Evangelista, $7,000, constituted the initial capitalization of the company.

Between March of 2003 and January 2007 Mr. Evangelista acquired an additional 13,215,695 shares of our common stock for $132,158 or $0.05 per share.

Director Independence

The Board of Directors has concluded that Michael J. Evangelista, being the sole director of the Company is not considered an independent director in accordance with the director independence standards of the American Stock Exchange.

ITEM 13.	EXHIBITS
(a)	Exhibits

Exhibit	Description
3(i)(a)*	Articles of Incorporation of XSInventory
3(i)(b)*	Articles of Incorporation of Creative Excess
3(ii)(a)*	Bylaws of the XSInventory
3(ii)(b)*	Bylaws of Creative Excess
4*	Instrument defining the rights of security holders: (a) Articles of Incorporation (b) Bylaws (c) Stock Certificate Specimen
10.1*	Restated Lock Up Agreement
10.2*	Office Lease
10.3**	Renewal Addendum to Office Lease 2005
10.4*	User Agreement
10.5***	Todd Ream – Agent for the Issuer Letter Agreement
10.6*	Subscription Agreement
31****	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
32****	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

______

*	Filed in form SB-2 on August 27, 2004
**	Filed in form SB-2 on June 15, 2005
***	Filed in form SB-2 on September 16, 2005
****	Filed herewith.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by Lawrence Scharfman & Co., CPA P.C., for the audit of our financial statements or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2006 and 2005 were $5,000 and $7,500, respectively.

(2) AUDIT-RELATED FEES

The aggregate fees billed by Lawrence Scharfman & Co., CPA P.C. for professional services rendered for audit related fees for fiscal years 2006 and 2005 were $0 and $0, which primarily related to audit services for potential acquisition candidates.

(3) TAX FEES

The aggregate fee to be billed by Lawrence Scharfman & Co., CPA P.C. for professional services to be rendered for tax fees for fiscal year 2006 was $0 and for fiscal year 2005 was $0, respectively.

(4) ALL OTHER FEES

There were no other fees to be billed by Lawrence Scharfman & Co., CPA P.C. for the fiscal years 2006 and 2005 other than the fees described above.

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

Date: April 2, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael J. Evangelista	President, Secretary/Treasurer	April 2, 2007
Michael J. Evangelista

/s/ Michael J. Evangelista	Sole Director	April 2, 2007
Michael J. Evangelista

/s/ Michael J. Evangelista	Principal Executive Officer	April 2, 2007
Michael J. Evangelista

/s/ Michael J. Evangelista	Principal Accounting Officer	April 2, 2007
Michael J. Evangelista

Lawrence Scharfman & Co., CPA P.C.

Certified Public Accountants

18 E. SUNRISE HIGHWAY, #203	9608 HONEY BELL CIRCLE
FREEPORT, NY 11520	BOYNTON BEACH, FL 33437
TELEPHONE: (516) 771-5900	TELEPHONE: (561) 733-0296
FACSIMILE: (516) 771-2598	FACSIMILE: (56 I) 740-0613

INDEPENDENT AUDITORS' REPORT

XSINVENTORY

2950 E. Flamingo Rd., Suite E-6D

Las Vegas NV 89121

We have audited the accompanying balance sheet of XSInventory (the Company) (A Development Stage Company) as of December 31, 2006 and December 31, 2005, and the related statement of operations, stockholders equity, and cash flows for the years then ended and for the period from September 27, 2002 (Date of inception) to December 31, 2006. These statements are the responsibility of Company's Management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of XSInventory (A Development Stage Company) as of December 31, 2006 and December 31, 2005, and the results of its operations and cash flows for the years then ended, and for the period September 27, 2002 (Date of Inception) to December 31, 2006, in conformity with generally accepted accounting principles.

/s/ Lawrence Scharfman
Boynton Beach Florida	Lawrence Scharfman CPA

March 23, 2007

- LICENSED IN FLORIDA & NEW YORK -

XSInventory

(a Development Stage Company)

Consolidated Balance Sheet

December 31,
2006
Assets

Current assets:
Cash	$70,557
Total current assets	70,557

$70,557

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$2,423
Total current liabilities	2,423

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000
shares authorized, no shares issued and outstanding	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 19,365,695 shares issued and outstanding	19,366
Additional paid-in capital	1,768,547
Subscriptions payable	5,000
Stock dividend	(1,549,256)
(Deficit) accumulated during development stage	(175,523)
68,134

$70,557

The accompanying notes are integral part of these financial statements.

XSInventory

(a Development Stage Company)

Consolidated Statements of Operations

	For the Years Ended		September 27, 2002
	December 31,		(Inception) to
	2006	2005	December 31, 2006

Revenue	$-	$5,527	$55,069
Cost of goods sold	-	4,684	51,201
	-	843	3,868

Expenses:
General and administrative expenses	5,184	2,811	18,739
Professional fees	36,260	8,000	53,260
Salaries and wages	24,150	28,032	107,392
Total expenses	65,594	38,843	179,391

Net (loss)	$(65,594)	$(38,000)	$(175,523)

Weighted average number of
common shares outstanding - basic and fully diluted	14,684,282	10,988,363

Net (loss) per share - basic & fully diluted	$(0.00)	$(0.00)

The accompanying notes are integral part of these financial statements.

XSInventory

(a Development Stage Company)

Statement of Changes in Stockholders' Equity

							(Deficit)
							Accumulated
	Common Stock			Additional			During	Total
				Paid-in	Subscriptions	Stock	Development	Stockholders'
	Shares	Amount		Capital	Payable	Dividend	Stage	Equity
Net (loss)		$		$	$	$	$	$
September 27, 2002 (inception)
to December 31, 2002							(325)	(325)
Balance, December 31, 2002	-		-	-	-	-	(325)	(325)

Founders shares issued for cash	4,050,000		4,050	349,950				354,000
Net (loss)
Year ended December 31, 2003							(27,604)	(27,604)
Balance, December 31, 2003	4,050,000		4,050	349,950	-	-	(27,929)	326,071

Founders shares issued for cash	6,050,000		6,050	538,450				544,500

Net (loss)
Year ended December 31, 2004							(44,000)	(44,000)
Balance, December 31, 2004	10,100,000		10,100	888,400	-	-	(71,929)	826,571

Founders shares issued for cash	1,795,960		1,796	159,841				161,637

Net (loss)
Year ended December 31, 2005							(38,000)	(38,000)
Balance, December 31, 2005	11,895,960		11,896	1,048,241	-	-	(109,929)	950,208

Founders shares issued for cash	2,569,735		2,570	228,706	5,000			236,276
Donated capital				6,500				6,500
Shares issued for cash
for private placement	4,900,000		4,900	485,100				490,000
Common stock dividend						(1,549,256)		(1,549,256)

Net (loss)
Year ended December 31, 2006							(65,594)	(65,594)
Balance, December 31, 2006	19,365,695		$19,366	$1,768,547	$5,000	$(1,549,256)	$(175,523)	$68,134

The accompanying notes are integral part of these financial statements.

XSInventory

(a Development Stage Company)

Consolidated Statements of Cash Flows

	For the Years Ended		September 27, 2002
	December 31,		(Inception) to
	2006	2005	December 31, 2006
Cash flows from operating activities
Net (loss)	$(65,594)	$(38,000)	$(175,523)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Decrease in inventory	402	1,564	-
Increase in accounts payable	58	2,040	2,423
Net cash (used) by operating activities	(65,134)	(34,396)	(173,100)

Cash flows from financing activities
Sale of common stock	128,698	17,959	237,157
Donated capital	6,500	-	6,500
Net cash provided by financing activities	135,198	17,959	243,657

Net increase (decrease) in cash	70,064	(16,437)	70,557
Cash - beginning	493	16,930	-
Cash - ending	$70,557	$493	$70,557

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

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

Nature of operations

The Company is a development stage entity and is engaged in the sale of manufacturers’ excess inventory by way of the Internet. The Company’s primary inventory is comprised of women’s apparel and accessories obtained through multiple suppliers and are not limited. The Company has obtained an account with eBay whereby it lists its inventory available for sale. The Company has limited experience in the online sale of products. There can be no assurance the Company will not encounter problems that will limit its ability to successfully market and sell its product. The Company’s success will depend on its ability to obtain products at wholesale price levels and re-sell in the Internet market at a profit. The resale of all merchandise is solely facilitated through the eBay online trading website and product payments are processed via the pay pal online payment services.

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

Inventory

Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value). Inventories consisted of finished goods in the amount of $0 and $402 at December 31, 2006 and 2005, respectively.

Revenue recognition

Sales and related cost of sales are recognized upon shipment of products. Cost of goods sold represents the cost of items sold and the related shipping and selling expenses. The Company maintains a policy that all sales are final to the extent that the products arrive in the condition represented to the buyer at the time of purchase. The Company does not have a history of returns significant to the financial statements. Individual returns have an immaterial effect on the financial statements.

XSINVENTORY

(a Development Stage Company)

Notes

Advertising Costs

The Company expenses all costs of advertising as incurred. There were no advertising costs included in general and administrative expenses as of December 31, 2006 or 2005.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2006 and 2005. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Impairment of long-lived assets

Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at December 31, 2006 or 2005.

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

XSINVENTORY

(a Development Stage Company)

Notes

classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

Recent pronouncements

The FASB has issued FASB Interpretation No. 48 ("FIN No. 48"), "Accounting for Uncertainty in Income Taxes" (“FIN 48”) which prescribes rules for the financial statements accounting for uncertainty in income tax positions. FIN 48 requires all material tax positions to undergo a new two-step recognition and measurement process. All material tax positions in all jurisdictions in all tax years in which the statute of limitations remains open upon the initial date of adoption are required to be assessed. The criteria for asset recognition is that it is more likely than not that a tax position will be sustained upon examination based solely on its technical merits. If the recognition standard is not satisfied, then no tax benefit otherwise arising from the tax position can be recorded for financial statement purposes. If the recognition standard is satisfied, the amount of tax benefit recorded for financial statement purposes is the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. FIN 48 is effective for the Company's fiscal 2007 year. The Company does not anticipate the adoption of FIN 48 will have a material impact on the Company's financial position, results of the operations, or cash flows.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (“FAS 157”). This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. FAS No, 157 will be effective for the Company beginning January 1, 2008. The Company does not anticipate the adoption of FAS 157 will have a material impact on the Company's financial position and results of the operations.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (“SAB 108”), to provide guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. Under SAB 108, companies should evaluate a misstatement based on its impact on the current year income statement, as well as the cumulative effect of correcting such misstatements that existed in prior years existing in the current year's ending balance sheet. SAB 108 will become effective for the Company in its fiscal year ending June 30, 2007. The Company does not anticipate the adoption of SAB 108 will have a material impact on its financial statements.

Note 2 – Income taxes

For the year ended December 31, 2006, the Company incurred net operating losses and accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2006, the Company had approximately $175,523 of federal and state net operating losses. The net operating loss carry forwards, if not utilized will begin to expire in 2022.

XSINVENTORY

(a Development Stage Company)

Notes

The components of the Company’s deferred tax asset are as follows:

	As of December 31,
	2006	2005
Deferred tax assets:
Net operating loss carry forwards	$59,678	$37,376
Total deferred tax assets	59,678	37,376

For financial reporting purposes, the Company has incurred a loss in each period since its inception. Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the deferred tax assets will not be fully realizable. Accordingly, the Company provided a full valuation allowance against its net deferred tax assets at December 31, 2006 and 2005.

Note 3 – Stockholder’s equity

The Company is authorized to issue 10,000,000 shares of it $0.001 par value preferred stock and 100,000,000 shares of its $0.001 par value common stock.

In January 2007, the Company declared a stock dividend of 4 shares of common stock for each share of common stock issued and outstanding as of January 22, 2007. All share and per share amounts have been retroactively restated to reflect the stock dividend.

In 2003, the Company sold to an officer of the Company a total of 4,050,000 shares of its $0.001 par value common stock for cash totaling $30,000.

In 2004, the Company sold to an officer of the Company a total of 6,050,000 shares of its $0.001 par value common stock at for cash totaling $60,500.

In 2005, the Company sold to an officer of the Company a total of 1,795,960 shares of its $0.001 par value common stock at for cash totaling $17,960.

In 2006, the Company sold to an officer of the Company a total of 2,569,735 shares of its $0.001 par value common stock at for cash totaling $25,698.

In 2006, the Company received donated capital of $6,500 from an officer of the Company.

In 2006, the Company sold a total of 4,900,000 shares of its $0.001 par value common stock for cash totaling $98,000.

There have been no other issuances of common stock.

XSINVENTORY

(a Development Stage Company)

Notes

Note 4 – Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, setting up its e-commerce website, and incurring substantial costs and expenses. As a result, the Company incurred accumulated net losses from September 27, 2002, (inception) through the period ended December 31, 2006 of $175,523. In addition, the Company’s development activities since inception have been financially sustained through equity financing.

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

Note 6 – Subsequent events

In January 2007, the Company issued to an officer of the Company 500,000 shares of its $0.001 par value common stock.

In January 2007, the Company declared a stock dividend of 4 shares of common stock for each share of common stock issued and outstanding as of January 22, 2007.