Form 10QSB
period 2007-03-31
XSINVENTORY
filed 2007-05-15
CIK 1220379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of shares of Common Stock, $0.001 par value, outstanding on May 15, 2007, was 19,865,695 shares.

Transitional Small Business Disclosure Format (check one): Yes ☐	No ☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

XSInventory

(a Development Stage Company)

Condensed Consolidated Balance Sheet

March 31,
2007
Assets

Current assets:
Cash	$68,207
Total current assets	68,207

$68,207

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$21,958
Total current liabilities	21,958

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000
shares authorized, no shares issued and outstanding	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 19,865,695 shares issued and outstanding	19,866
Additional paid-in capital	1,813,047
Stock dividend	(1,589,256)
(Deficit) accumulated during development stage	(197,408)
46,249

$68,207

The accompanying notes are integral part of these condensed consolidated financial statements.

XSInventory

(a Development Stage Company)

Condensed Consolidated Statements of Operations

	Three Months Ended		September 27, 2002
	March 31,		(inception) to
	2007	2006	March 31, 2007

Revenue	$-	$-	55,069
Cost of goods sold	-	-	51,201
	-	-	3,868

Expenses:
General and administrative expenses	2,385	913	21,124
Professional fees	19,500	1,000	72,760
Salaries and wages	-	6,300	107,392
Total expenses	21,885	8,213	201,276

Net (loss)	$(21,885)	$(8,213)	(197,408)

Weighted average number of
common shares outstanding - basic and fully diluted	19,804,584	9,707,364

Net (loss) per share - basic & fully diluted	$(0.00)	$(0.00)

The accompanying notes are integral part of these condensed consolidated financial statements.

XSInventory

(a Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(unaudited)

			September 27, 2002
	For the three months ended		(Inception) to
	March 31,		March 31,
	2007	2006	2007
Cash flows from operating activities
Net (loss)	$(21,885)	$(8,213)	$(197,408)
Adjustments to reconcile changes in operating
assets and liabilities
Increase in accounts payable and accrued liabilities	19,535	1,000	21,958
Net cash (used) by operating activities	(2,350)	(7,213)	(175,450)

Cash flows from financing activities
Donated capital	-	-	6,500
Sale of common stock	-	8,198	237,157
Net cash provided by financing activities	-	8,198	243,657

Net (decrease) increase in cash	(2,350)	985	68,207
Cash - beginning	70,557	493	-
Cash - ending	$68,207	$1,478	$68,207

The accompanying notes are integral part of these condensed consolidated financial statements.

XSINVENTORY

(a Development Stage Company)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for a full year. Certain amounts in the prior year statements have been reclassified to conform to the current year presentations. The statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s audit for the period ended December 31, 2006.

Note 2 – Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, setting up its e-commerce website, and incurring substantial costs and expenses. As a result, the Company incurred accumulated net losses from September 27, 2002, (inception) through the period ended March 31, 2007 and 2006 of $197,408 and $118,141 respectively. In addition, the Company’s development activities since inception have been financially sustained through equity financing.

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

XSINVENTORY

(a Development Stage Company)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In 2006, the Company sold to an officer of the Company a total of 2,569,735 shares of its $0.001 par value common stock at for cash totaling $25,698.

In 2006, the Company received donated capital of $6,500 from an officer of the Company.

In 2006, the Company sold a total of 4,900,000 shares of its $0.001 par value common stock for cash totaling $98,000.

In 2007, the Company issued 500,000 shares of its $0.001 par value common stock to an officer of the Company for cash totaling $5,000.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any or our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

o	our ability to diversify our operations;
o	our ability to attract key personnel;
o	our ability to operate profitably;
o	deterioration in general or regional economic conditions;
o	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
o	inability to achieve future sales levels or other operating results;
o	the unavailability of funds for general working capital; and
o	operational inefficiencies in distribution or other systems.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Results of Operations” in this document and in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

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

Since our incorporation in September 2002 through March 31, 2007, we have generated $55,069 in revenues with a net loss of $197,408. The XSInventory business plan is to establish a number of quality product outlets where we can purchase quality products and excess inventory and sell the same inventory at a marked up price through our online trading platform on eBay and/or other similar trading platforms.

Subsequent Events.

Subsequent to quarter end, we completed an evaluation of our business of acquiring excess inventory and re-selling the inventory through channels of distribution via the internet, primarily through eBay. As a result of our evaluation we have determined it in the best interest of our stockholders to bring in new board members and if necessary, new management to assist us in establishing new methods of generating revenues. We have scheduled a Board Meeting to determine our future direction, which board meeting is to take place on Wednesday, May 16, 2007. As a result of our evaluation we anticipate a significant change in our business and in our management.

Results of Operations for the Three Months Ended March 31, 2007 and 2006.

Expenses

	2007	2006	Increase/(decrease)
			$	%
For the three months ended March 31,
Expenses	21,885	8,213	13,672	166%

The total expenses were $21,885 for the three months ended March 31, 2007 versus $8,213 for the three months ended March 31, 2006 an increase of $13,672 or 166%. The increase for the three months ended March 31, 2007 versus the same period in 2006 is primarily due to an increase related to professional fees associated with our public offering and required SEC filings.

Net loss

	2007	2006	Increase/(decrease)
			$	%
For the three months ended March 31,
Net loss	(21,885)	(8,213)	13,672	166%

Our net loss for the three months ended March 31, 2007 was $21,885, versus a net loss of $8,213 for the three months ended March 31, 2006, an increase of $13,672, or 166%.

Risks that could cause actual sales to differ from expected sales are detailed in the remainder of this section, and under the section titled “Factors That May Affect the Company’s Future Operating Results.”

Liquidity and Capital Reserves

Cash used in our operating activities totaled $2,350, representing our decrease in cash balances at March 31, 2007. Since inception, we have financed our cash flow requirements through the issuance of common stock and product sales, which have resulted in our receipt of $237,157. We have used $168,950 as of March 31, 2007, leaving cash in the amount of $68,207. As we expand our activities, we may continue to experience net negative cash flows from operations.

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

Plan of Operation

Satisfaction of our cash obligations for the next 12 months. Our plan of operation has provided for us to establish a source of new products, and an outlet for the sale of product. We are continuing to analyze new opportunities to acquire products for resale, which opportunities would provide better profit margins for us. We capitalized our company with $145,658 from our sole officer, director and stockholder, Mr. Evangelista and the selling of our common stock registered under an SB-2 registration in the amount of $98,000. We have utilized $168,950 to setup our corporate organization, payment of audit fees, inventory purchases, general and administrative, and payment of employee salaries, leaving us with a balance of approximately $68,207 in cash as of March 31, 2007. Since we have raised funds from our registration beyond the minimum we are in a position to commence the acquisition of additional inventory. We have based our assumptions on the fact that we will not incur additional obligations for personnel, office, etc. until such time as we either raise additional equity or debt, or generate revenues to support such expenditures. Our sole officer and director, Mr. Evangelista has agreed to continue his part time work without pay if required, until a salary can be paid from revenues. If we were to not receive any additional funds, we could not continue our business operations.

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

We have a minimal operating history, which raises substantial doubt as to our ability to successfully develop profitable business operations.

We have only a limited operating history and our business model has not yet been tested in the market place. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a business in the eBay retail markets industry, which are characterized by a large number of market entrants, intense competition and a high failure rate. To date, we have been engaged primarily in start-up and business development activities and have generated little revenue from product sales. To achieve profitable operations, we must successfully establish methods of acquiring products for re-sale which can be purchased at significantly discounted prices, enabling us to introduce and market the products at competitive prices. No assurance can be given that we will be successful in the location of product, or if located, that we will be able to purchase the products at competitive prices as the result of our inability to purchase large quantities of products, or if competitively purchased, that we will be successful in marketing the product through the Internet. Accordingly, we have generated only $3,868 in gross profits derived from the sale of products since inception. Consequently, we have incurred a net loss from operating activities of approximately $197,408 for the same period. In view of our lack of revenue and losses we have analyzed various methods of Internet marketing. We have no intention of merging, acquiring, or forming a business combination with any other entity. Future operating results will depend on many factors, including our ability to raise capital to acquire inventory, the demand for our products, the level of competition and our ability to establish relationships wherein we are able to acquire inventory on a substantially discounted basis.

We will require approximately $65,500 to operate our business over the next 12-month period. We have generated sufficient cash to cover the estimated requirement through our public offering. This amount includes funds for salaries, corporate filing fees, office lease, postage and telephones.

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

As of March 31, 2007, $18,031 of the net proceeds had been used for legal, transfer agent expenses and bank service charges. The remaining $68,207 of the net proceeds remain in our operating account pending future use.

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

By: /s/ Michael Evangelista
Michael J. Evangelista, President &
Chief Executive Officer (On behalf of
the registrant and as principal accounting
officer)

Date: May 15, 2007