Form 10QSB
period 2007-06-30
Noble Innovations Inc
filed 2007-08-20
CIK 1220379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-118632

NOBLE INNOVATIONS, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	71-0934772
(State or other jurisdiction of incorporation or organization)	(Employer Identification Number)

3044 North 33rd Avenue
Phoenix, AZ 85017	85017
(Address of principal executive offices)	(Zip Code)

(602) 455-0507

(Registrant’s telephone number, including area code)

XSInventory

2950 E. Flamingo Rd., Suite E-6D

Las Vegas, NV 89121

(Former name or former address, if changed since last report.)

Copies of Communications to:

Stoecklein Law Group

4695 MacArthur Court, 11th Floor

Newport Beach, CA 92660

(949)798-5541

Fax (949)258-5112

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

The number of shares of Common Stock, $0.001 par value, outstanding on August 17, 2007, was 5,000,000 shares.

Transitional Small Business Disclosure Format (check one): Yes ☐	No ☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Noble Innovations, Inc.
(formerly XS Inventory)
(a Development Stage Company)
Condensed Consolidated Balance Sheet

June 30,
2007
Assets

Current assets:
Cash	$1,239
Inventory	8,639
Total current assets	9,878

Total assets	$9,878

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable	$21,878
Accrued expenses	4,169
Accrued salaries - Officer	7,500
Demand note payable - related party	4,750
Total current liabilities	38,297

Stockholders' (deficit):
Preferred stock, $0.001 par value, 10,000,000
shares authorized, no shares issued and outstanding	-
Common stock, $0.0001 par value, 100,000,000 shares
authorized, 5,000,000 shares issued and outstanding	5,000
Common stock authorized and unissued	10
Additional paid-in capital	2,323,403
Unamortized share-based compensation	(476,250)
Stock dividend	(1,589,256)
(Deficit) accumulated during development stage	(287,329)
(24,422)

Total liabilities and stockholders' (deficit)	$13,875

The Accompanying Notes are an Integral Part of These Financial Statements.

Noble Innovations, Inc.
(formerly XS Inventory)
(a Development Stage Company)
Condensed Consolidated Statements of Operations

	For the three months ended		For the six months ended		September 27, 2002
	June 30,		June 30,		(Inception) to
	2007	2006	2007	2006	June 30,

Revenue	$-	$-	$-	$-	$55,069
Cost of goods sold	-	-	-	-	51,201
	-	-	-	-	3,868

Expenses:
General and administrative expenses	7,670	988	10,055	2,648	28,795
Professional fees	15,500	7,500	35,000	8,500	88,260
Promotional and marketing	10,000	-	10,000	-	10,000
Salaries and wages	19,500	6,300	19,500	11,853	126,892
Salaries and wages - Officers	41,250	-	41,250	-	41,250
Total expenses	93,920	14,788	115,805	23,001	295,197

Net operating (loss)	(93,920)	(14,788)	(115,805)	(23,001)	(295,197)

Other income (expense):
Interest income	3	-	3	-	3

Net (loss)	$(93,917)	$(14,788)	$(115,802)	$(23,001)	$(291,326)

Weighted average number of common shares outstanding -
basic and fully diluted	12,355,563	2,732,489	16,059,496	2,611,403

Net (loss) per share - basic & fully diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

The Accompanying Notes are an Integral Part of These Financial Statements.

Noble Innovations, Inc.
(formerly XS Inventory)
(a Development Stage Company)
Condensed Consolidated Statements of Cash Flows

	For the six months ended		September 27, 2002
	June 30,		(Inception) to
	2007	2006	June 30,
Cash flows from operating activities
Net (loss)	$(115,802)	$(23,001)	$(291,326)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for services	21,750	-	21,750
Changes in operating assets and liabilities
(Increase) in inventory	(8,639)	-	(8,639)
Increase in accounts payable	19,454	1,000	21,878
Increase in accrued liabilities	11,669	-	11,669
Net cash (used) by operating activities	(71,568)	(22,001)	(244,668)

Cash flows from financing activities
Proceeds from demand notes - related party	4,750	-	4,750
Sale of common stock	-	25,697	237,157
Cancellation of common stock	(2,500)		(2,500)
Donated capital	-	-	6,500
Net cash provided by financing activities	2,250	25,697	245,907

Net increase (decrease) in cash	(69,318)	3,696	1,239
Cash - beginning	70,557	494	-
Cash - ending	$1,239	$4,190	$1,239

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The Accompanying Notes are an Integral Part of These Financial Statements.

Noble Innovations, Inc.

(formerly XSInventory)

(a Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

Note 1 - Basis of Presentation

The unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for a full year. Certain amounts in the prior year statements have been reclassified to conform to the current year presentations. The statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s audit for the year ended December 31, 2006.

On May 16, 2007, the Company changed its name from XSInventory to Noble Innovations, Inc.

Note 2 – Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, setting up its e-commerce website, and incurring substantial costs and expenses. As a result, the Company incurred accumulated net losses from September 27, 2002, (inception) through the six month period ended June 30, 2007 and 2006 of $291,326 and $132,929 respectively. In addition, the Company’s development activities since inception have been financially sustained through equity financing.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

Note 3 – Note payable

On June 26, 2007, the Company received $4,750 from a related party. The note is non-interest bearing and due on demand.

Note 4 – Stockholders’ equity

The Company is authorized to issue 10,000,000 shares of $0.001 par value preferred stock and 100,000,000 shares of $0.001 par value common stock.

In 2003, the Company sold to an officer of the Company a total of 4,050,000 shares of its $0.001 par value common stock for cash totaling $30,000.

Noble Innovations, Inc.

(formerly XSInventory)

(a Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

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

On January 23, 2007, the Company issued a stock dividend whereby each holder of our common stock, on the record date of January 22, 2007, received a stock dividend of four additional shares for every one share held.

On May 16, 2007 the Company issued 100,000 shares of its common stock pursuant to an employment agreement with its new President. The fair value of the shares was $450,000 and will be amortized over the term of the employment agreement. As of June 30, 2007, the Company recorded an expense of $18,750 as additional executive compensation.

On May 21, 2007, the Company authorized the issuance of 10,000 shares of its common stock pursuant to an agreement with its Vice President of sales. The fair value of the shares was $48,000 and will be amortized over the two year term of the agreement. As of June 30, 2007, the Company expensed $3,000 as additional compensation and the shares had not been issued.

Note 5 – Related party

On May 16, 2007, the Company entered into a termination and retirement agreement with Michael Evangelista, the then sole officer. Pursuant to the agreement, the Company agreed to pay Mr. Evangelista a one time payment of $2,500 in exchange for the return all of his outstanding shares totaling 14,965,695. As of June 30, 2007, we recorded the cancellation.

On May 16, 2007, the Company entered into a three year employment agreement with James Cole, to serve as its President. Pursuant to the agreement, the Company has agreed to pay Mr. Cole annual compensation of $180,000 in year one; $198,000 in year two; and $218,000 in year three. Further, the Company has issued 100,000 shares of its common stock valued at $450,000 which will be amortized over the three year term of the agreement. Additionally, Mr. Cole will

Noble Innovations, Inc.

(formerly XSInventory)

(a Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

have the ability to earn 300,000 shares in the event certain production and sales milestone are achieved.  As of June 30, 2007, the Company expensed $18,750 as executive compensation.

On May 21, 2007, the Company entered into a two year employment agreement with L. Fred Huggins, to serve at its Vice President of Sales and Marketing. Pursuant to the agreement, the Company has agreed to pay Mr. Huggins annual compensation in the amount of $150,000. Further the Company has agreed to issue 10,000 shares of its common stock valued at $48,000 which will be amortized over the two year term of the agreement. Additionally, Mr. Huggins will be granted an additional 10,000 shares at each one year anniversary date of his employment.

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

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made. You should, however, consult further disclosures we make in future filings of our Annual Report on Form 10-KSB, Quarterly Reports on Form 10-QSB and Current Reports on Form 8-K.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any or our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

o	our ability to diversify our operations;
o	our ability to successfully compete in the energy efficient industry;
o	inability to raise additional financing for working capital;
o	unanticipated litigation against us or our management;
o	our ability to attract key personnel;
o	our ability to operate profitably;
o	deterioration in general or regional economic conditions;
o	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
o	inability to achieve future sales levels or other operating results;
o	the inability of management to effectively implement our strategies or business plans; and
o	the unavailability of funds for capital expenditures; and
o	other risks and uncertainties detailed in this report.

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

OVERVIEW OF CURRENT OPERATIONS

We were incorporated in the State of Nevada in September of 2002 as XSInventory. We were formed to engage in the business of marketing, selling, and distributing products through the online trading website of companies such as eBay. In February 2003, we formed Creative Excess, Inc., as a wholly owned subsidiary, to become an online liquidator of products through eBay.

During the quarter ended June 30, 2007, we completed an evaluation of our business of acquiring excess inventory and re-selling the inventory through channels of distribution via the internet. As a result of our evaluation we have determined it in the best interest of our stockholders to appoint a new board member and retain new management to assist us in establishing new methods of generating revenues. On May 16, 2007, we obtained the majority consent of our stockholders and changed our name from XSInventory to Noble Innovations, Inc. in anticipation of changing our business plan in an attempt to research, develop, manufacture, market and sell products using technologies classified as “green” in nature.

CURRENT OPERATIONS

In connection with the name change and the intention to pursue a new line of business, on May 16, 2007, we elected, James Cole, to serve as our new Chief Executive Officer as well the sole member of the board of directors. Additionally, on May 16, 2007, Mr. Evangelista resigned from his position of Chief Executive Officer and resigned from the board of directors. On May 21, 2007, we entered into an employment agreement with Mr. L. Fred Huggins whereby he agreed to serve as out Vice President of Sales and Marketing. As a result of these executive changes, our new management intends to pursue energy efficient technology that is classified as “green” in nature.

Plan of Operation

Satisfaction of our cash obligations for the next 12 months.

We capitalized our company with $145,658 from our former officer, director and stockholder, Mr. Evangelista, and through the sale of our common stock registered under an SB-2 registration in the amount of $98,000. We utilized approximately $168,950 to setup our corporate organization, payment of audit fees, inventory purchases, general and administrative, and payment of employee salaries.

As of June 30, 2007, we had available cash of $1,239, which will not be enough to pursue our new line of business. With the intention to pursue a new line of business, during the next twelve months we plan to seek financing opportunities to enhance our growth plan in energy efficient technology. We plan to seek additional funding for operations through equity and /or debt or other means that may become available to us. If we are not able to receive any additional funds, we could not continue our proposed business operations.

Summary of any product research and development that we will perform for the term of the plan.

We anticipate contracting with outside engineering firms to provide the necessary research and development for our new line of business in energy efficient products. However, at this point in time, we are unable to estimate how much those costs may be.

Expected purchase or sale of plant and significant equipment.

As we engage in our proposed line of business of energy efficient products that are green in nature, we will need to purchase and install assembly fixtures and equipment over the next twelve months. We anticipate we will need benches, fixtures, hand tools, and other material handling equipment; however, the exact amount is unknown at this point in time.

Significant changes in number of employees.

During the second quarter of 2007, we entered into an employment agreement with our new Chief Executive Officer, James Cole. The agreement is for a three year term and we agreed to pay Mr. Cole a base salary of $180,000 for the first year, $198,000 for the second year, and $218,000 for the third year of employment. Additionally, during the second quarter, we executed an employment agreement with L. Fred Huggins, to serve as our Vice President of Sales and Marketing. Mr. Huggins agreed to serve in this position for two years and we agreed to compensate him a base salary of $150,000 per year.

As we continue under our proposed line of business, we may need to hire additional employees. In the interim, we intend to use the services of independent consultants and contractors to perform various professional services when appropriate. We believe the use of third-party service providers may enhance our ability to contain general and administrative expenses.

Results of Operations for the Three Months Ended June 30, 2007 and 2006.

As previously mentioned, during the second quarter, we changed our previous business focus to pursue a new line of energy efficient products. However, as of the time of this filing, we have not commenced operations of this business plan but rather are in the early stage of development. Therefore, we have not experienced any revenues or cost of goods during the three months ended June 30, 2007.

EXPENSES:

The following table summarizes selected items from the statement of operations for the three months ended June 30, 2007 compared to June 30, 2006.

	The Three Months Ended June 30,		Increase / (Decrease)
	2007	2006	$	%
General and Administrative expenses	$ 7,670	$ 988	$ 6,682	676%

Salaries and wage (total)	60,750	6,300	54,450	864%

Net Operating (Loss)	$ (93,920)	$ (14,788)	$ 79,132	535%

General and Administrative expenses:

General and administrative expenses were $7,670 for the three months ended June 30, 2007 versus $988 for the three months ended June 30, 2006, which resulted in an increase of $6,682 or 676%. The increase was primarily due to the Company’s proposed expansion into energy efficient products industry. During the same period in 2006, we were operating the business of acquiring excess inventory and re-selling the inventory through channels of distribution, which resulted in minimal general and administrative expenses; however, as we enter into this new line of business, we expect to incur higher general and administrative expenses.

Salaries and wages:

The total salaries and wages, which include those for our two officers, were $60,750 for the three months ended June 30, 2007 versus $6,300 for the three months ended June 30, 2006 an increase of $50,450 or 864%. The increase for the three months ended June 30, 2007 versus the same period in 2006 is primarily due to our change in business focus and the execution of two employment agreements with individuals hired to implement our change in business.

Net Operating Loss:

Our net loss for the three months ended June 30, 2007 was $93,920, versus a net loss of $14,788 for the three months ended June 30, 2006, an increase of $79,132. Our total expenses increased as a result of new business pursuit. During the three months ended June 30, 2007, we experienced higher professional fees as well as promotional and marketing expenses that we had not previously experienced. The expenses were in addition to the those highlighted above thereby dramatically increasing the net loss for the three months ended June 30, 2007.

Results of Operations for the Six Months Ended June 30, 2007 and 2006.

EXPENSES:

The following table summarizes selected items from the statement of operations for the six months ended June 30, 2007 compared to June 30, 2006.

	The Six Months Ended June 30,		Increase / (Decrease)
	2007	2006	$	%
General and Administrative expenses	$ 10,555	$ 2,648	$ 7,907	299%

Salaries and Wages (total)	60,750	11,853	48,897	412%

Net Operating (Loss)	$ (115,805)	$ (23,001)	$ (92,804)	403%

General and Administrative expenses:

General and administrative expenses were $10,555 for the six months ended June 30, 2007 versus $2,648 for the six months ended June 30, 2006, which resulted in an increase of $7,907 or 299%. The primary increase during the six months ended June 30, 2007 was due to the Company’s proposed expansion in the energy efficient industry whereby most of the general and administrative expenses occurred during the three months ended June 30, 2007 as a result of this change in business.

Salaries and wages:

Salaries and wages expenses, which include those associated with our recently appointed officers, were $60,750 for the six months ended June 30, 2007 versus $11,853 for the six months ended June 30, 2006. This resulted in an increase of $48,897, or 412%, over the same period in 2006. Prior to changing our business focus, we did not have high salaries and wages expenses as a result of our former officer not being paid a salary. However, as mentioned previously, during the second quarter of 2007, we executed two employment agreements with newly appointed officers and experienced expenses associated with our new proposed business line.

Net Operating (Loss):

The net loss for the six months ended June 30, 2007 was $115,805, versus a net loss of $23,001 for the six months ended June 30, 2006, which was an increase in net loss of $92,804. During the six months ended June 30, 2007, we experienced higher professional fees associated with our public offering and required SEC filings as well as promotional and marketing expenses that we had not previously experienced. As we continue in our new pursuit of business, we anticipate we will continue to incur increases in our expenses than previously experienced.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total current assets, liabilities and working capital at June 30, 2007 compared to December 31, 2006.

June 30, 2007	December 31, 2006	Increase / (Decrease)
		$	%

Current Assets	$9,878	$70,557	$(60,679)	(86%)

Current Liabilities	$38,297	$2,423	$35,874	1,481%

Working Capital (Deficit)	$(28,419)	$68,134	$96,553	142%

Cash used in our operating activities totaled $71,568, representing our decrease in cash balances at June 30, 2007. Since inception, we have financed our cash flow requirements through the issuance of common stock and product sales. However, during the three month period of June 30, 2007, we changed our business focus and are no longer receiving cash from product sales. We had cash in the amount of $1,239 as of June 30, 2007. As we expand our activities in a new business plan, we anticipate net negative cash flows from operations.

We anticipate we will incur operating losses in the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. To address these risks, we must, among other things, develop products in our new line of business, eventually obtain a customer base, implement and successfully execute our business and marketing strategy, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, setting up its e-commerce website, and incurring substantial costs and expenses. As a result, the Company incurred accumulated net losses from September 27, 2002, (inception) through the six month period ended June 30, 2007 and 2006 of $291,326 and $132,929 respectively. In addition, the Company’s development activities since inception have been financially sustained through equity financing.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the fair values beginning with the first interim period in fiscal year 2006. The pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition.

FACTORS THAT MAY AFFECT OUR FUTURE OPERATING RESULTS

We have no operating history in the energy efficient industry and there can be no assurance that we will be successful in this industry.

Our proposed operations are subject to all of the risks inherent in the establishment of a new business, including insufficient capital, unforeseen problems, and expenses and complications encountered with the early phases of operations in a business. Moreover, our lack of an operating history in the energy efficient industry makes it impossible to predict whether or not we will operate profitably in the industry. While we have brought on management that is familiar with this industry, there can be no assurances that we will be able to locate, hire and retain the necessary personnel to initiate, manage and operate this line of business, develop and implement necessary systems, obtain contracts and obtain financing as contemplated in our business strategy.

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

We believe that current cash on hand and the other sources of liquidity will not be sufficient enough to fund our operations through fiscal 2007. We will require additional funds to expand our operations. Based upon our revised business plan, which entails starting up a business in the energy efficient industry, we anticipate that we will require up to approximately $1,000,000 to fund our continued operations for the next twelve months and to effectively support the operations and to otherwise implement our overall business strategy.

Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our business or otherwise respond to competitive pressures would be significantly limited.

An inability to access capital readily or on terms favorable to us could impair our ability to fund operations and could jeopardize our financial condition.

Access to funds is essential to our anticipated energy efficient products business. In the future we may need to incur debt or issue equity in order to fund our working capital requirements, as well as to make acquisitions and other investments. Our access to funding sources could be hindered by many factors.

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

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. More specifically, NASD has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission. Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTC Bulletin Board for failure to timely file twice in a two-year period then we will be ineligible for quotation on the OTC Bulletin Board. We have not been late in any reports to the Commission through June 30, 2007 that would be subject to Rule 6530. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of Noble Innovations; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Noble Innovations are being made only in accordance with authorizations of management and directors of Noble Innovations, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Noble Innovations’ assets that could have a material effect on the financial statements.

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

Item 3. Controls and Procedures.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. On May 16, 2007, we appointed a new Chief Executive Officer and as of the end of the period covered by this report, Jams Cole, our recently appointed Chief Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, Mr. Cole, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information required to be included in our periodic SEC filings. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not presently a party to any material litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 16, 2007, pursuant to the employment agreement with James Cole, our newly appointed officer and director, we agreed to issue Mr. Cole 100,000 shares of common stock as a one time stock payment. We believe the issuance of the shares will be exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2). The shares are to be issued directly by us and did not involve a public offering or general solicitation. The recipient of the shares was afforded an opportunity for effective access to our files and records of that contained the relevant information needed to make his investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipient had such knowledge and experience in its financial and business matters that he was capable of evaluating the merits and risks of his investment. The recipient had the opportunity to speak with our management on several occasions prior to his investment decision.

On May 18, 2007, pursuant to the termination and retirement agreement, Michael Evangelista, our former sole officer and director, agreed to tender his 14,965,695 outstanding shares of our common stock for cancellation. We cancelled those shares on May 30, 2007.

On May 21, 2007, pursuant to the employment agreement with L. Fred Huggins, our newly appointed vice president of sales and marketing, we authorized the issuance of 10,000 shares of common stock. We believe the issuance of the shares will be exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2). The shares are to be issued directly by us and did not involve a public offering or general solicitation. The recipient of the shares was afforded an opportunity for effective access to our files and records that contained the relevant information needed to make his investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipient had such knowledge and experience in its financial and business matters that he was capable of evaluating the merits and risks of his investment. The recipient had the opportunity to speak with our management on several occasions prior to his investment decision.

Use of Proceeds from our Registered Offering.

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

As of March 31, 2007, $18,031 of the net proceeds had been used for legal, transfer agent expenses and bank service charges. The remaining $68,207 of the net proceeds remained in our operating account pending future use.

On May 16, 2007, by majority consent of the shareholders, we changed our name to Noble Innovations, Inc., and hired a new executive management team consisting of a new president and vice president of marketing. As a result of new management, we also took a new direction in our plan of operations. We are now focused on the energy efficient industry. Following our business change, Jim Cole, our sole director materially re-allocated our use of proceeds from the SB-2.

As of June 30, 2007, the remaining $68,207 of the net proceeds remaining in our operating account were re-allocated as follows:

•	$15,000 to Jim Cole, principal executive officer
•	$18,750 to Fred Huggins, vice president of marketing
•	$11,000 to audit fees
•	$5,000 to legal expenses
•	$8,369 to inventory purchases
•	$2,990 to transfer agent fees
•	$2,500 payment to prior officer, Michael Evangelista
•	$4,598 to general and administrative expenses

Issuer Repurchases during the Quarter.

We did not repurchase any of our securities during the quarter ended June 30, 2007.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits and Reports on Form 8-K.

Exhibits

Incorporated by reference

Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit	Filing date
10.7	Termination and Retirement Agreement with Michael Evangelista		8-K		10.7	5/23/07
10.8	Employment Agreement with James Cole		8-K		10.8	5/23/07
10.9	Employment Agreement with James Cole		8-K		10.9	6/27/07
31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X
99.1	Press Release Announcing Noble has joined National Association of Home Builders	X
99.2	Press Release Announcing Noble has joined National Kitchen and Bath Association	X
99.3	Press Release Announcing it Established Mechanical Contractors Advisory Board	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOBLE INNOVATIONS, INC.

(Registrant)

By:/s/James Cole, President
James Cole, President &
Chief Executive Officer (On behalf of
the registrant and as principal financial
officer)

Date: August 20, 2007