Form 10QSB
period 2007-09-30
Noble Innovations Inc
filed 2007-11-14
CIK 1220379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

(949) 798-5541

Fax (949) 258-5112

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

The number of shares of Common Stock, $0.001 par value, outstanding on November 9, 2007, was 5,010,000 shares.

Transitional Small Business Disclosure Format (check one): Yes ☐	No ☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Noble Innovations, Inc.
(formerly XS Inventory)
(a Development Stage Company)
Condensed Consolidated Balance Sheet
(unaudited)

September 30,
2007
Assets

Current assets:
Cash	$350
Inventory	8,639
Total current assets	8,989

Total assets	$8,989

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable	$39,923
Accrued expenses	10,495
Accrued salaries – Officer	52,500
Accrued salaries – Other	16,532
Demand note payable - related party	121,926
Total current liabilities	241,376

Stockholders' (deficit):
Preferred stock, $0.001 par value, 10,000,000
shares authorized, no shares issued and outstanding	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 5,010,000 shares issued and outstanding	5,010
Additional paid-in capital	736,648
Unamortized share-based compensation	(432,750)
(Deficit) accumulated during development stage	(541,295)
(232,387)

Total liabilities and stockholders' (deficit)	$8,989

The accompanying notes are an integral part of these condensed consolidated financial statements

Noble Innovations, Inc.
(formerly XS Inventory)
(a Development Stage Company)
Condensed Consolidated Statements of Operations
(unaudited)

	For the three months ended		For the nine months ended		September 27, 2002
	September 30,		September 30,		(Inception) to
	2007	2006	2007	2006	September 30, 2007

Revenue	$-	$-	$-	$-	$55,069
Cost of goods sold	-	-	-	-	51,201
	-	-	-	-	3,868

Expenses:
General and administrative expenses	81,406	1,383	91,462	3,284	110,201
Professional fees	18,500	(1,000)	53,500	7,500	106,760
Promotional and marketing	21,815	-	31,815	-	31,815
Salaries and wages	45,750	6,300	65,250	18,900	172,640
Salaries and wages - Officers	82,500	-	123,750	-	123,750
Total expenses	249,971	6,683	365,777	29,684	545,166

Net operating (loss)	(249,971)	(6,683)	(365,777)	(29,684)	(541,298)

Other income (expense):
Interest income	-	-	3	-	3

Net (loss)	$(249,971)	$(6,683)	$(365,774)	$(29,684)	$(541,295)

Weighted average number of common shares outstanding -
basic and fully diluted	5,010,00	2,934,443	12,335,857	2,720,267

Net (loss) per share - basic & fully diluted	$(0.05)	$(0.00)	$(0.03)	$(0.01)

The accompanying notes are an integral part of these condensed consolidated financial statements

Noble Innovations, Inc.
(formerly XS Inventory)
(a Development Stage Company)
Condensed Consolidated Statements of Cash Flows (unaudited)

	For the nine months ended		September 27, 2002
	September 30,		(Inception) to
	2007	2006	September 30, 2007
Cash flows from operating activities
Net (loss)	$(365,774)	$(29,684)	$(541,295)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for services	65,250	-	65,250
Changes in operating assets and liabilities
(Increase) in inventory	(8,639)	404	(8,639)
Increase in accounts payable	37,500	-	39,921
Increase in accrued liabilities	82,030	(569)	82,030
Net cash (used) by operating activities	(189,633)	(29,849)	(362,733)

Cash flows from financing activities
Proceeds from demand notes - related party	121,926	-	121,926
Subscription payable	-	93,000	-
Sale of common stock	-	30,697	237,157
Repurchase of common stock	(2,500)	-	(2,500)
Donated capital	-	-	6,500
Net cash provided by financing activities	119,426	123,697	363,083

Net increase (decrease) in cash	(70,207)	93,848	350
Cash - beginning	70,557	1,062	-
Cash - ending	$350	$94,910	$350

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Shares issued for services	$65,250	$-	$65,250

The accompanying notes are an integral part of these condensed consolidated financial statements

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

On May 16, 2007, the Company changed its name from XSInventory to Noble Innovations, Inc.

Note 2 – Going concern

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. Our ability to continue as a going concern is dependent upon attaining profitable operations based on the development of products that can be sold. We intend to use borrowings and security sales to mitigate the affects of our cash position, however, no assurance can be given that debt or equity financing, if and when required, will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue in existence.

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

In 2006, the Company authorized the issuance of 500,000 shares of its $0.001 par value common stock to an officer of the Company for cash totaling $5,000. The shares were subsequently issued on January 12, 2007.

On January 23, 2007, the Company issued 15,892,556 shares of common stock as a stock dividend whereby each holder of our common stock, on the record date of January 22, 2007, received a stock dividend of four additional shares for every one share held. The Company recorded a decrease in paid in capital in the amount of $15,893 representing the par value of the stock issued. All stock transactions have been retroactively restated to reflect the dividend.

On May 16, 2007 the Company issued 100,000 shares of its common stock pursuant to an employment agreement with its President. The fair value of the shares was $450,000 and will be amortized over the term of the employment agreement. During the nine months ending September 30, 2007, the Company recorded an expense of $56,250 as executive compensation.

On May 21, 2007, the Company authorized the issuance of 10,000 shares of its common stock pursuant to an agreement with its Vice President of sales; the shares were issued on August 27, 2007. The fair value of the shares was $48,000 and will be amortized over the two year term of the agreement. As of September 30, 2007, the Company expensed $9,000 as compensation.

Note 4 – Related party

On May 16, 2007, the Company entered into a termination and retirement agreement with Michael Evangelista, the sole officer. Pursuant to the agreement, the Company agreed to pay Mr. Evangelista a one time payment of $2,500 and in exchange for the return all of his outstanding shares totaling 14,965,695. The cancellation was recorded during the nine months ended September 30, 2007.

On May 16, 2007, the Company entered into a three year employment agreement with Mr. James Cole, to serve as its President. Pursuant to the agreement, the Company has agreed to pay Mr. Cole annual compensation of $180,000 in year one; $198,000 in year two; and $218,000 in year three. Further the Company has issued 100,000 shares of its common stock valued at $450,000 which will be amortized over the three year term of the agreement. Additionally, Mr. Cole will have the ability to earn 300,000 shares in the event certain production and sales milestone are achieved.  As of September 30, 2007, the Company expensed $56,250 as executive compensation.

During the nine months ended September 30, 2007, the Company has received cash advances totaling $121,926 from its President, James Cole. The advances were used for operational expenses. The note is non-interest bearing and due on demand.

Noble Innovations, Inc.

(formerly XSInventory)

(a Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

Note 5 – Commitments and contingencies

On May 21, 2007, the Company entered into a two year employment agreement with Mr. L. Fred Huggins, to serve at its Vice President of Sales and Marketing. Pursuant to the agreement, the Company has agreed to pay Mr. Huggins annual compensation in the amount of $150,000. In addition, the Company has agreed to issue 20,000 shares of its common stock as further compensation. The first issuance of 10,000 shares was granted upon execution of the agreement. The fair value of the initial grant was $48,000 and will be amortized over the term of the agreement. The remaining 10,000 shares will be granted on the one year anniversary date of the agreement. During the nine months ended September 30, 2007, the Company recorded compensation expense relating to the share issuance in the amount of $9,000.

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
o

the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;

o	our ability to attract key personnel;
o	our ability to operate profitably;
o	deterioration in general or regional economic conditions;
o	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;
o	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
o	inability to achieve future sales levels or other operating results;
o	the inability of management to effectively implement our strategies and business plans;
o	the unavailability of funds for capital expenditures; and
o	other risks and uncertainties detailed in this report.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Future Operating Results” in this document and in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

Item 2. Management’s Discussion and Analysis and Plan of Operation

The following discussion and analysis should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this filing.

OVERVIEW OF CURRENT OPERATIONS

We were incorporated in the State of Nevada in September of 2002 as XSInventory. In February 2003, we formed Creative Excess, Inc., as a wholly owned subsidiary, to become an online liquidator of products through eBay. During the quarter the second quarter of 2007, we determined it in the best interest of our stockholders to elect a new board member and hire new management to assist us in establishing new methods of generating revenues. On May 16, 2007, we obtained majority consent of our stockholders and changed our name from XSInventory to Noble Innovations, Inc. in anticipation of changing our business plan.

In connection with the name change and the intention to pursue a new line of business, on May 16, 2007, we appointed James A. Cole to serve as our new Chief Executive Officer of the Company as well a member of the board of directors. On May 21, 2007, we entered into an employment agreement with Mr. L. Fred Huggins to serve as our Vice President of Sales and Marketing. As a result of these executive changes, our new management intends to pursue energy efficient technology that is classified as “green” in nature. As of September 30, 2007, we continued to be classified as a development stage company.

CURRENT OPERATIONS

During the quarter ended September 30, 2007 we focused on pursuing various energy efficient technologies and have begun associating ourselves with various associations and societies that emphasize innovative, energy efficient and environmentally sensitive products in the building community.

Subsequent to the quarter ended September 30, 2007, we showcased our “green” products to the building community at the 2007 Excellence in Building Conference & Expo in St. Paul, Minnesota. Additionally, we announced that we will be exhibiting our products to the building community at the 2008 International Builders’ Show in Orlando, Florida. At the end of October we had our first shipment of the Viridian Truly Tankless water heaters, which are tankless water heaters that can be used for whole-house applications.

Plan of Operation

Satisfaction of our cash obligations for the next 12 months.

We have capitalized our company with loans from officers totaling $267,584 of which $145,658 was from our former officer, director and stockholder, Mr. Evangelista, and $121,926 from our current President, James Cole. The current balance owed of $121,926 has been used for operational expenses. We have executed a non-interest bearing note for this amount which is due on demand. In addition, we have received additional capitalization through the sale of our common stock registered under an SB-2 registration in the amount of $98,000. We have utilized approximately $545,168 from our inception through September 30, 2007 to setup our corporate organization, payment of audit fees, inventory purchases, general and administrative, and payment of employee salaries.

As of September 30, 2007, we had available cash of $350, which will not be enough to pursue our new line of business. With the intention to pursue a new line of business, during the next twelve months we plan to seek financing opportunities to enhance our growth plan in energy efficient technology. We plan to seek additional funding for operations through equity and /or debt or other means that may become available to us. If we are not able to receive any additional funds, we cannot continue our proposed business operations.

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

During the second quarter of 2007, we entered into an employment agreement with our new Chief Executive Officer, James A. Cole. The agreement is for a three year term and we agreed to pay Mr. Cole a base salary of $180,000 for the first year, $198,000 for the second year, and $218,000 for the third year of employment. Additionally, during the second quarter, we executed an employment agreement with L. Fred Huggins, to serve as our Vice President of Sales and Marketing. Mr. Huggins agreed to serve in this position for two years and we agreed to compensate him a base salary of $150,000 per year.

As we continue under our proposed line of business, we may need to hire additional employees. In the interim, we intend to use the services of independent consultants and contractors to perform various professional services when appropriate. We believe the use of third-party service providers may enhance our ability to contain general and administrative expenses.

Results of Operations for the Three Months Ended September 30, 2007 and 2006.

As previously mentioned, during the second quarter of 2007, we changed our previous business focus to pursue a new line of energy efficient products. However, we have only recently commenced operations of this business plan and are still in the early stage of development. Therefore, we have not experienced any revenues or cost of goods during the three months ended September 30, 2007.

EXPENSES:

The following table summarizes selected items from the statement of operations for the three months ended September 30, 2007 compared to September 30, 2006.

	The Three Months Ended September 30,		Increase / (Decrease)
	2007	2006	$	%
General and Administrative expenses	$ 81,406	$ 1,383	$ 80,023	5,786%

Salaries and wages (total)	128,250	6,300	121,950	1,935%

Net Operating (Loss)	$ (249,971)	$ (6,683)	$ 243,288,	3,640%

General and Administrative expenses:

General and administrative expenses were $81,406 for the three months ended September 30, 2007 versus $1,383 for the three months ended September 30, 2006, which resulted in an increase of $80,023. The increase was primarily due to the Company’s expansion in energy efficient products. During the same period in 2006, we were operating our business of acquiring excess inventory and re-selling the inventory through channels of distribution, which did not incur much general and administrative expenses; however, as we enter into this new line of business, we expect to continue to incur higher general and administrative expenses.

Salaries and wages:

The total salaries and wages, which include those for our officers, were $128,250 for the three months ended September 30, 2007 versus $6,300 for the three months ended September 30, 2006 an increase of $121,950. The increase for the three months ended September 30, 2007 versus the same period in 2006 is primarily due to our change in business focus and the execution of two employment agreements with individuals hired to implement our change in business.

Net Operating Loss:

Our net loss for the three months ended September 30, 2007 was $249,971, versus a net loss of $6,683 for the three months ended September 30, 2006, an increase of $243,288. Our total expenses increased as a result of new business pursuit. During the three months ended September 30, 2007, we experienced higher professional fees as well as promotional and marketing expenses that we had not previously experienced. The expenses were in addition to the items highlighted above thereby explaining the increase in net loss for the three months ended September 30, 2007.

Results of Operations for the Nine Months Ended September 30, 2007 and 2006.

EXPENSES:

The following table summarizes selected items from the statement of operations for the nine months ended September 30, 2007 compared to September 30, 2006.

	The Nine Months Ended September 30,		Increase / (Decrease)
	2007	2006	$	%
General and Administrative expenses	$ 91,462	$ 3,284	$ 88,178	2,685%

Salaries and Wages (total)	189,000	18,900	170,100	900%

Net Operating (Loss)	$ (365,777)	$ (29,684)	$ 336,093	1132%

General and Administrative expenses:

General and administrative expenses were $91,462 for the nine months ended September 30, 2007 versus $3,284 for the nine months ended September 30, 2006, which resulted in an increase of $88,178. The primary increase during the nine months ended September 30, 2007 was due to the Company’s proposed expansion in the energy efficient industry whereby most of the general and administrative expenses occurred during the nine months ended September 30, 2007 as a result of this change in business.

Salaries and wages:

Salaries and wages expenses, which include those associated with our recently appointed officers, were $189,000 for the nine months ended September 30, 2007 versus $18,900 for the nine months ended September 30, 2006. This resulted in an increase of $170,100, or 900%, over the same period in 2006. Prior to changing our business focus, we did not experience high salaries and wages expenses as a result of our former officer not being paid a salary. However, as mentioned previously, during the second quarter of 2007, we executed two employment agreements with newly appointed officers and have experienced expenses associated with our new proposed business line.

Net Operating (Loss):

The net loss for the nine months ended September 30, 2007 was $365,774, versus a net loss of $29,684 for the nine months ended September 30, 2006, which was an increase in net loss of $336,093. During the nine months ended September 30, 2007, we experienced higher professional fees associated with our public offering and required SEC filings as well as promotional and marketing expenses that we had not previously experienced. As we continue in our new pursuit of business, we anticipate we will continue to incur increases in our expenses than previously experienced.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total current assets, liabilities and working capital at September 30, 2007 compared to December 31, 2006.

	September 30, 2007	December 31, 2006	Increase / (Decrease)
			$	%

Current Assets	$8,989	$70,557	$(61,568)	(87%)

Current Liabilities	$243,879	$2,423	$241,456	9,965%

Working Capital (Deficit)	$(234,890)	$68,134	$(303,024)	(445%)

Cash used in our operating activities totaled $189,633, representing our decrease in cash balances at September 30, 2007. Since inception, we have financed our cash flow requirements through the issuance of common stock and product sales, which have resulted in our receipt of $55,069. However, during the nine month period ended September 30, 2007, we changed our business focus and are no longer receiving cash from product sales. We have used $70,207 as of September 30, 2007, leaving cash in the amount of $350. As we expand our activities in a new business plan, we may continue to experience net negative cash flows from operations.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, setting up its e-commerce website, and incurring substantial costs and expenses. As a result, the Company incurred accumulated net losses from September 27, 2002, (inception) through the nine month period ended September 30, 2007 and 2006 of $541,297 and $139,612 respectively. In addition, the Company’s development activities since inception have been financially sustained through equity financing and loans from related parties.

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

Recent Accounting Developments

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attributed for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for all fiscal years beginning after December 15, 2006.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“SFAS 157”). SFAS 157 provides a framework for measuring fair value when such measurements are used for accounting purposes. The framework focuses on an exit price in the principal (or, alternatively, the most advantageous) market accessible in an orderly transaction between willing market participants. SFAS 157 establishes a three-tiered fair value hierarchy with Level 1 representing quoted prices for identical assets or liabilities in an active market and Level 3 representing estimated values based on unobservable inputs. Under SFAS 157, related disclosures are segregated for assets and liabilities measured at fair value based on the level used within the hierarchy to determine their fair values. We anticipate adopting SFAS 157 on its effective date of January 1, 2008 and the financial impact, if any, upon adoption has not yet been determined.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, (“SFAS 159”). SFAS 159 permits fair value accounting to be irrevocably elected for certain financial assets and liabilities on an individual contract basis at the time of acquisition or at a re-measurement event date. Upon adoption of SFAS 159, fair value accounting may also be elected for existing financial assets and liabilities. For those instruments for which fair value accounting is elected, changes in fair value will be recognized in earnings and fees and costs associated with origination or acquisition will be recognized as incurred rather than deferred. SFAS 159 is effective January 1, 2008, with early adoption permitted as of January 1, 2007. We anticipate adopting SFAS 159 concurrent with the adoption of SFAS 157 on January 1, 2008, but have not yet determined the financial impact, if any, upon adoption.

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

We believe that current cash on hand and the other sources of liquidity will not be sufficient enough to fund our operations through fiscal 2007. We will require additional funds to expand our operations. We anticipate that we will require up to approximately $3,000,000 to fund our continued operations for the next twelve months. Additional capital will be required to effectively support the operations and to otherwise implement our overall business strategy.

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

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. More specifically, FINRA has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission. Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTC Bulletin Board for failure to timely file twice in a two-year period then we will be ineligible for quotation on the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

FINRA sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

Item 3. Controls and Procedures.

Our Chief Executive Officer and Principal Financial Officer, James A. Cole, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on that evaluation, Mr. Cole concluded that our disclosure controls and procedures are effective in timely alerting him to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 16, 2007, pursuant to the employment agreement with James Cole, our newly appointed officer and director, we agreed to issue 100,000 shares of common stock as a one time stock payment. As of the date of this filing, the shares remain un-issued. We believe the issuance of the shares will be exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2). The shares are to be issued directly by us and did not involve a public offering or general solicitation. The recipient of the shares was afforded an opportunity for effective access to our files and records of that contained the relevant information needed to make his investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipient had such knowledge and experience in its financial and business matters that he was capable of evaluating the merits and risks of his investment. The recipient had the opportunity to speak with our management on several occasions prior to his investment decision.

On May 21, 2007, pursuant to the employment agreement with L. Fred Huggins, our newly appointed vice president of sales and marketing, we authorized the issuance of 10,000 shares of common stock. On August 27, 2007, the shares were issued to Mr. Huggins. We believe the issuance of the shares were exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by us and did not involve a public offering or general solicitation. The recipient of the shares was afforded an opportunity for effective access to our files and records that contained the relevant information needed to make his investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipient had such knowledge and experience in its financial and business matters that he was capable of evaluating the merits and risks of his investment. The recipient had the opportunity to speak with our management on several occasions prior to his investment decision.

Issuer Repurchases during the Quarter.

We did not repurchase any of our securities during the quarter ended September 30, 2007.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

On August 30, 2007, we issued a press release announcing an alliance with The Lavidge Company of Scottsdale, Arizona, which will work with creating interactive marketing its website. A copy of the press release is attached hereto as Exhibit 99.1

On September 12, 2007, we issued a press release announcing that we joined the American Society of Plumbing Engineers. A copy of the press release is attached hereto as Exhibit 99.2.

On October 3, 2007, we issued a press release announcing that we will be attending the 2008 International Builders’ Show in Orlando, Florida. A copy of the press release is attached hereto as Exhibit 99.3.

On October 9, 2007, we issued a press release announcing that we had joined the U.S. Green Building Council. A copy of the press release is attached hereto as Exhibit 99.4.

On October 16, 2007, we issued a press release announcing attendance at the 25th Anniversary Excellence in Building Conference & Expo in St. Paul, Minnesota. A copy of the press release is attached hereto as Exhibit 99.5.

On October 29, 2007, we issued a press release announcing that we had sold and shipped our first products. A copy of the press release is attached hereto as Exhibit 99.6.

On October 31, 2007, we issued a press release announcing that attended a national plumbing products show in Anaheim, California and displayed our whole-house, electric tankless water heaters. A copy of the press release is attached hereto as Exhibit 99.7.

Item 6.	Exhibits and Reports on Form 8-K.

Exhibits

Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit	Filing date
3(i)(a)	Articles of Incorporation of XSInventory		SB-2		3(i)(a)	8/27/04
3(i)(b)	Articles of Incorporation of Creative Excess		SB-2		3(i)(b)	8/27/04
3(ii)(a)	Bylaws of the XSInventory		SB-2		3(ii)(a)	8/27/04
3(ii)(b)	Bylaws of Creative Excess		SB-2		3(ii)(b)	8/27/04
4	Instrument defining the rights of security holders: (a) Articles of Incorporation (b) Bylaws (c) Stock Certificate Specimen		SB-2			8/27/04
31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X
99.1	Press Release Announcing Alliance with Lavidge Company	X

99.2	Press Release Announcing its Joining of American Society of Plumbing Engineers	X
99.3	Press Release Announcing Plans to Exhibit at 2008 International Builders’ Show in Orlando, Florida	X
99.4	Press Release Announcing it has Joined the United States Green Building Council	X
99.5	Press Release Announcing Attendance at the Excellence in Building Conference & Expo in St. Paul Minnesota	X
99.6	Press Release Announcing Sale and Shipment of First Products	X
99.7	Press Release Announcing Displays of New Products at National Plumbing Distributors Trade Show	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOBLE INNOVATIONS, INC.

(Registrant)

By: /s/ James A. Cole
James A. Cole, President &
Chief Executive Officer (On behalf of
the registrant and as principal accounting
officer)

Date: November 14, 2007