Form 10KSB/A
period 2006-12-31
Noble Innovations Inc
filed 2008-04-07
CIK 1220379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

(Amendment No. 1)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No [ ]

The issuer’s revenues for its most recent fiscal year ended December 31, 2006. $0

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average high and low price, as of April 2, 2007 was $24,647,000 based on a share value of $5.03.

The number of shares of Common Stock, $0.001 par value, outstanding on March 1, 2007 was 19,865,695 shares.

Transitional Small Business Disclosure Format (check one): Yes [	] No ☒

EXPLANATORY NOTE: - The Registrant received a comment letter from the Securities and Exchange Commission, on or around September 6, 2007 and in response to those comments, the Registrant is amending this Form 10-KSB to clarify and address the comments. The Registrant is amending Item 7, which affects the Consolidated Balance Sheet, Statement of Changes in Stockholders’ Equity, and the Notes to the Financial Statements. Additionally, the Registrant is amending Item 8A.

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

	2006	2005	Increase/(decrease)
			$	%
For the years ended December 31,
Gross profit	$ 0	$ 843	$ (843)	N/A
Gross profit % of revenue		15%

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

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, Michael J. Evangelista, our Chief Executive Officer and Principal Accounting Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, Mr. Evangelista, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information required to be included in our periodic SEC filings as well as ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our officer and director does not receive any compensation for his services, has not received such compensation in the past, and is not accruing any compensation pursuant to any agreement with us. However, our officer and director anticipate receiving benefits as a beneficial stockholder.

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

By: /s/ James Cole
James Cole, President

Date: April 3, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James Cole	President, Secretary/Treasurer	April 3, 2008
James Cole	Principal Executive Officer, Principal Financial Officer, Director

Lawrence Scharfman & Co., CPA P.C.

Certified Public Accountants

18 E. SUNRISE HIGHWAY, #203	9608 HONEY BELL CIRCLE
FREEPORT, NY 11520	BOYNTON BEACH, FL 33437
TELEPHONE: (516) 771-5900	TELEPHONE: (561) 733-0296
FACSIMILE: (516) 771-2598	FACSIMILE: (56 I) 740-0613

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

XS Inventory, Inc.

We have audited the accompanying consolidated balance sheet of XS Inventory, Inc. as of December 31, 2006 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of XS Inventory, Inc. as of December 31, 2006, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from inception that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Lawrence Scharfman
Boynton Beach Florida	Lawrence Scharfman CPA

March 23, 2007

- LICENSED IN FLORIDA & NEW YORK -

XSInventory

(a Development Stage Company)

Consolidated Balance Sheet

December 31,
2006
Assets

Current assets:
Cash	$70,557
Total current assets	70,557

$70,557

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$2,421
Total current liabilities	2,421

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000
shares authorized, no shares issued and outstanding	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 19,365,695 shares issued and outstanding	19,366
Additional paid-in capital	219,291
Subscriptions payable	5,000
(Deficit) accumulated during development stage	(175,521)
68,136

$70,557

The accompanying notes are integral part of these financial statements.

XSInventory

(a Development Stage Company)

Consolidated Statements of Operations

	For the Years Ended		September 27, 2002
	December 31,		(Inception) to
	2006	2005	December 31, 2006

Revenue	$-	$5,527	$55,069
Cost of goods sold	-	4,684	51,201
	-	843	3,868

Expenses:
General and administrative expenses	5,184	2,811	18,737
Professional fees	36,260	8,000	53,260
Salaries and wages	24,150	28,032	107,392
Total expenses	65,594	38,843	179,391

Net (loss)	$(65,594)	$(38,000)	$(175,521)

Weighted average number of
common shares outstanding - basic and fully diluted	14,684,282	10,988,363

Net (loss) per share - basic & fully diluted	$(0.00)	$(0.00)

The accompanying notes are integral part of these financial statements.

XSInventory

(a Development Stage Company)

Statement of Changes in Stockholders' Equity

						(Deficit)
						Accumulated
	Common Stock			Additional		During	Total
				Paid-in	Subscriptions	Development	Stockholders'
	Shares	Amount		Capital	Payable	Stage	Equity
Net (loss)		$		$	$	$	$
September 27, 2002 (inception)
to December 31, 2002						(325)	(325)
Balance, December 31, 2002	-		-	-	-	(325)	(325)

Founders shares issued for cash	4,050,000		4,050	25,950			30,000
Net (loss)
Year ended December 31, 2003						(27,602)	(27,602)
Balance, December 31, 2003	4,050,000		4,050	25,950	-	(27,927)	2,073

Founders shares issued for cash	6,050,000		6,050	54,450			60,500

Net (loss)
Year ended December 31, 2004						(44,000)	(44,000)
Balance, December 31, 2004	10,100,000		10,100	80,400	-	(71,927)	18,573

Founders shares issued for cash	1,795,960		1,796	16,164			17,960

Net (loss)
Year ended December 31, 2005						(38,000)	(38,000)
Balance, December 31, 2005	11,895,960		11,896	96,564	-	(109,927)	(1,467)

Founders shares issued for cash	2,569,735		2,570	23,127	5,000		30,697
Donated capital				6,500			6,500
Shares issued for cash
for private placement	4,900,000		4,900	93,100			98,000

Net (loss)
Year ended December 31, 2006						(65,594)	(65,594)
Balance, December 31, 2006	19,365,695		$19,366	$219,291	$5,000	$(175,521)	$68,136

The accompanying notes are integral part of these financial statements.

XSInventory

(a Development Stage Company)

Consolidated Statements of Cash Flows

	For the Years Ended		September 27, 2002
	December 31,		(Inception) to
	2006	2005	December 31, 2006
Cash flows from operating activities
Net (loss)	$(65,594)	$(38,000)	$(175,521)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Decrease in inventory	402	1,564	-
Increase in accounts payable	58	2,040	2,421
Net cash (used) by operating activities	(65,134)	(34,396)	(173,100)

Cash flows from financing activities
Sale of common stock	128,698	17,959	237,157
Donated capital	6,500	-	6,500
Net cash provided by financing activities	135,198	17,959	243,657

Net increase (decrease) in cash	70,064	(16,437)	70,557
Cash - beginning	493	16,930	-
Cash - ending	$70,557	$493	$70,557

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

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

The components of the Company’s deferred tax asset are as follows:

	As of December 31,	As of December 31,
	2006	2005
Deferred tax assets:
Net operating loss carry forwards	$59,678	$37,376
Total deferred tax assets	59,678	37,376

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

In 2006, the Company sold to an officer of the Company a total of 3,069,735 shares of its $0.001 par value common stock at for cash totaling $30,698.

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