Form 10QSB/A
period 2007-03-31
Noble Innovations Inc
filed 2008-04-08
CIK 1220379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

(Amendment No.1)

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

EXPLANATORY NOTE: - The Registrant received a comment letter from the Securities and Exchange Commission, on or around September 6, 2007 and in response to those comments, the Registrant is amending this Form 10-QSB to clarify and address the comments. The Registrant is amending Item 1 – its Condensed Consolidated Balance Sheet and the Notes to Condensed Consolidated Financial Statements. No other changes to the Form 10-QSB for the quarter ended March 31, 2007 were made.

1

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

XSInventory

(a Development Stage Company)

Condensed Consolidated Balance Sheet

March 31,
2007
Assets

Current assets:
Cash	$68,207
Total current assets	68,207

$68,207

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$21,958
Total current liabilities	21,958

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000
shares authorized, no shares issued and outstanding	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 19,865,695 shares issued and outstanding	19,866
Additional paid-in capital	223,791
(Deficit) accumulated during development stage	(197,408)
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

By: /s/ James Cole
James Cole, President &
Chief Executive Officer (On behalf of
the registrant and as principal accounting
officer)

Date: April 3, 2008