Form 10QSB/A
period 2007-06-30
Noble Innovations Inc
filed 2008-04-08
CIK 1220379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

(Amendment No. 1)

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

EXPLANATORY NOTE: - The Registrant received a comment letter from the Securities and Exchange Commission, on or around September 6, 2007 and in response to those comments, the Registrant is amending this Form 10-QSB to clarify and address the comments. The Registrant is amending Item 1 – its Condensed Consolidated Balance Sheet and the Notes to Condensed Financial Statements and Item 2 – Management’s Discussion and Analysis.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Noble Innovations, Inc.
(formerly XS Inventory)
(a Development Stage Company)
Condensed Consolidated Balance Sheet

June 30,
2007
Assets

Current assets:
Cash	$1,239
Inventory	8,639
Total current assets	9,878

Total assets	$9,878

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable	$21,878
Accrued expenses	5,663
Accrued salaries - Officer	7,500
Demand note payable - related party	4,750
Total current liabilities	39,291

Stockholders' (deficit):
Preferred stock, $0.001 par value, 10,000,000
shares authorized, no shares issued and outstanding	-
Common stock, $0.0001 par value, 100,000,000 shares
authorized, 5,000,000 shares issued and outstanding	5,010
Additional paid-in capital	736,648
Unamortized share-based compensation	(476,250)
(Deficit) accumulated during development stage	(291,324)
(25,916)

Total liabilities and stockholders' (deficit)	$13,875

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

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total current assets, liabilities and working capital at June 30, 2007 compared to December 31, 2006.

June 30, 2007	December 31, 2006	Increase / (Decrease)
		$	%

Current Assets	$9,878	$70,557	$(60,679)	(86%)

Current Liabilities	$39,791	$2,423	$37,368	1,542%

Working Capital (Deficit)	$(29,913)	$68,134	$98,047	144%

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, setting up its e-commerce website, and incurring substantial costs and expenses. As a result, the Company incurred accumulated net losses from September 27, 2002, (inception) through the periods ended June 30, 2007 and 2006 of $291,324 and $132,929 respectively. In addition, the Company’s development activities since inception have been financially sustained through equity financing.

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

Date: April 3, 2008