Form 10-K
period 2007-12-31
Noble Innovations Inc
filed 2008-04-15
CIK 1220379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-118632

NOBLE INNOVATIONS, INC

(Exact name of registrant as specified in its charter)

Nevada	71-0934772
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3044 North 33rd Avenue
Phoenix, AZ	85017
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number:	(602) 455-0507

Copies of Communications to:

Stoecklein Law Group

4695 MacArthur Court,

Eleventh Floor

Newport Beach, CA 92660

(949) 798-5690

Fax (949) 258-5112

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐

No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 29, 2007 (the last business day of the registrant's most recently completed second fiscal quarter) was $15,810,000 based on a share value of $3.10.

The number of shares of Common Stock, $0.001 par value, outstanding on April 7, 2008 was 5,910,000 shares.

NOBLE INNOVATIONS, INC.

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2007

Index to Report

on Form 10-K

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see Item 1A. Risk Factors in this document.

Throughout this Annual Report references to “we”, “our”, “us”, “Noble”, “the Company”, and similar terms refer to Noble Innovations, Inc.

AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the SEC that can be inspected and copied at the public reference facility maintained by the SEC at 100 F Street, N.E., Room 1580, Washington, D.C. 20549-0405. Information regarding the public reference facilities may be obtained from the SEC by telephoning 1-800-SEC-0330. The Company’s filings are also available through the SEC’s Electronic Data Gathering Analysis and Retrieval System which is publicly available through the SEC’s website (www.sec.gov). Copies of such materials may also be obtained by mail from the public reference section of the SEC at 100 F Street, N.E., Room 1580, Washington, D.C. 20549-0405 at prescribed rates.

PART I

ITEM 1.	BUSINESS

General Business Development

We were incorporated in the State of Nevada in September of 2002 as XSInventory. In February 2003, we formed Creative Excess, Inc., as a wholly owned subsidiary, to become an online liquidator of products through eBay. During the second quarter of 2007, we determined it in the best interest of our stockholders to elect a new board member and hire new management to assist us in establishing new methods of generating revenues. On May 16, 2007, we obtained majority consent of our stockholders and changed our name from XSInventory to Noble Innovations, Inc. in anticipation of changing our business plan.

In connection with the name change and the intention to pursue a new line of business, on May 16, 2007, we appointed James A. Cole to serve as our new Chief Executive Officer of the Company as well a member of the board of directors. On May 21, 2007, we entered into an employment agreement with Mr. L. Fred Huggins to serve as our Vice President of Sales and Marketing. As a result of these executive changes, our new management intends to pursue energy efficient technology that is classified as “green” in nature. As of December 31, 2007, we continued to be classified as a development stage company.

OUR BUSINESS

During the first two quarters of 2007, the Company acted as an online liquidator of products through eBay. However, during this time we were negatively impacted by a lack of capital to acquire additional inventory and therefore experienced reduced sales. As a result, we began analyzing several potential opportunities to focus on a new line of business. After much research and analysis, we located new management and transitioned our focus to the marketing and distribution of energy efficient technology products.

The Company’s current goal is to research, develop, manufacture, market and sell energy-efficient resource-conscious “green” products. During the third quarter of 2007, we transitioned our business plan to pursuing various energy efficient technologies. We first began by aligning ourselves with various associations and societies that emphasize innovative, energy efficient and environmentally sensitive products in the building community.

During the fourth quarter of 2007, we showcased our first “green” product to be distributed by us, which consisted of the Viridian Truly Tankless water heaters, to the building community at the 2007 Excellence in Building Conference & Expo in St. Paul, Minnesota. Additionally, we showed our products being distributed by us to the building community at the 2008 International Builders’ Show in Orlando, Florida.

Principal Products and Services

Noble’s first “green” product to be distributed is the Viridian Truly Tankless water heater. Currently, Noble is the only authorized company currently allowed to distribute the Viridian Tankless water heater. The water heater is an electric heater that can provide enough hot water for a whole house while also reducing the amount of electricity and water used as well as decreasing carbon emissions and non-biodegradable waste.

The Viridian tank utilizes a patented system of four horizontal, downward flowing, high quality, 316 grade stainless-steel Jalix heating tubes. The cold water enters the top of the heating system and is heated as it flows horizontally and downward, causing sediment to be naturally washed away each time hot water is used. There are no tank bottoms and no spaces for sediment to accumulate. Currently, there are two models, the V120 and V100.

Distribution Methods of the Products

Noble intends to establish a distribution network for the Viridian water heaters by developing relationships with plumbing and electrical distributors, appliance stores selling plumbing products, builders, other equipment manufacturers (“OEMs”), as well as directly to plumbers and electricians.

Competition and Market Overview

The Company and its products compete in various industries of alternative “green” products and more specifically that of water heaters with its first distributed product, the Viridian electric tankless water heater. With the introduction of the Viridian water tank, Noble will compete principally with all water heater manufacturers. Almost all water heaters sold in the United States are traditional storage units. Additionally, there are various manufacturers such as Noritz, Rinnai and Bosch that have also developed tankless water heaters, otherwise referred to as advanced technologies water heaters. However, most of these manufacturers rely on the tankless water heaters being powered by gas whereas the Viridian tanks differentiate themselves as they are electrically powered.

Tankless water heaters have various benefits such as: providing endless hot water, lower energy and water bills, environmentally efficient, better quality water and long life expectancy. With the perceived benefits it is expected that the market for tankless water heaters will continue to grow in popularity over the next ten to fifteen years as the products continue to be more cost efficient and people continue to become more eco-conscious. In 2003, gas tankless water heaters sales were for approximately 53,000 units and as of 2006, gas tankless water heater sales exceeded 254,000 units.

Sources and Availability of Raw Materials and Names of the Principal Suppliers

The Company that manufactures the Viridian tankless water heater is in the negotiating stages with an Italian manufacturer to produce the units in its Mexican plant. Until an agreement has been executed, the products are being assembled at the Noble facility in Phoenix, Arizona and all electrical parts, castings, and sheet metal are being supplied by local suppliers. There are no contracts with suppliers and the raw materials are obtained based upon availability and price on the open wholesale market.

Trademarks and Other Proprietary Rights

We regard the protection of copyrights, service marks, trademarks, trade dress and trade secrets as critical to our future success and will rely on a combination of copyright, trademark, service mark and trade secret laws and contractual restrictions to establish and protect our proprietary rights in products and services. As a result of our distributorship of the Viridian water heaters, and upon the development of new product lines, we will be entering into confidentiality agreements with our licensees, potential licensees, distributors, sub-distributors, consultants and strategic partners in order to limit access to and disclosure of our proprietary information. These contractual arrangements or the other steps taken by us to protect our intellectual property may not prove sufficient to prevent misappropriation of our technology or to deter independent third-party development of! similar technologies. We anticipate pursuing the registration of our trademarks and service marks in the United States.

Need for Government Approval of Principal Products

The Viridian Truly Tankless water heater has been submitted for ETL testing in the State of California for electrical certification. ETL is the commercial equivalent of UL. Although receiving ETL certification does not prevent us from selling the Viridian Tankless water heaters, it is expected that ETL certification is expected during the second quarter of 2008.

Governmental Approval and Regulation

Noble is subject to all of the government regulations that regulate businesses generally such as compliance with regulatory requirements of federal, state, and local agencies and authorities, including regulations concerning workplace safety, labor relations, and disadvantages businesses. In addition, the Company’s operations are subject to the jurisdiction of federal, state and other taxing authorities. From time to time, these taxing authorities may review or audit the Company.

We anticipate our operations relating to the distribution of “green” products will be effected by a variety of federal, state, and local laws intended to protect the environment. While these environmental regulations will be evaluated when relating to significant capital expenditures, compliance with the environmental laws is not expected to have a material effect upon the business and operations of the Company. At this point in time, it is not possible to estimate the costs needed to comply with environmental laws pertaining to tankless water heaters.

Research and Development

We anticipate contracting with outside firms to provide the necessary research and development for our new line of business in energy efficient products. We anticipate that the companies in which we act as a distributor of their products may cause us to incur necessary research and development expenses to bring those products to the market.

Personnel

We currently employ 2 full-time employees, James A. Cole and Fred Huggins. During the second quarter of 2007, we entered into employment agreements with our 2 full-time employees, who serve as the Chief Executive Officer and Vice President of Sales and Marketing. These employees are engaged in management, marketing and sales, and administrative services. Currently, there are no organized labor agreements or union agreements between us and our employees. We believe that our relations with our employees are good.

As we continue under our proposed line of business, we may need to hire additional employees. In the interim, we intend to use the services of independent consultants and contractors to perform various professional services when appropriate. We believe the use of third-party service providers may enhance our ability to control general and administrative expenses and operate efficiently.

ITEM 1A.	RISK FACTORS

Risks Relating to an Investment in Noble

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

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have suffered losses from operations during our operating history and our ability to continue as a going concern is dependent upon obtaining future profitable operations. Although management believes that the proceeds from the sale of securities, together with funds from operations, will be sufficient to cover short-term anticipated cash requirements, we may be required to seek additional capital to fund future growth and expansion. No assurance can be given that such financing will be available or, if available, that it will be on commercially favorable terms. Moreover, favorable financing may be dilutive to investors.

We will need additional capital in the future to finance our operations, which we may not be able to raise or it may only be available on terms unfavorable to us or our stockholders, which may result in our inability to fund our working capital requirements and harm our operational results.

We believe that current cash on hand and the other sources of liquidity will not be sufficient enough to fund our anticipated expansion of operations through fiscal 2008. We anticipate that we will require up to approximately $3,000,000 to fund our anticipated expansion of operations in energy efficient “green” products over the next twelve months. Additional capital will be required to effectively support the operations and to otherwise implement our overall business strategy.

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

We anticipate that our “green” products will be sold to new residential and commercial construction so our operations could be adversely affected by a decline in residential and commercial construction.

We anticipate that our products and specifically that of the tankless water heater will be marketed and sold to new residential and commercial construction. The strength of residential and commercial construction depends on new housing starts and business investment, which are a function of many factors beyond our control, including interest rates, employment levels, availability of credit and consumer confidence. Downturns in these markets could result in lower revenues and lower profitability. New housing starts declined in 2006 and 2007 and the pace may continue at lower levels than previously expected or decline further.

The markets for our “green” products are highly competitive and revenues could decline if we are unable to respond to competition.

We anticipate that our products will compete in highly competitive markets and will compete based on product design, quality of products and services, product performance, maintenance costs, and overall price. We will compete with manufacturers and distributors located in the United States and throughout the world. Some of our competitors have greater financial, marketing, manufacturing, and distribution resources than we do. We cannot assure that our products and services will compete successfully with those of our competitors or that we will be able to acquire a strong customer base to establish profit margins. These risks could materially and adversely affect our financial condition, results of operations, and cash flows.

Results of operations could be impacted by product liability lawsuits and claims.

Through the distribution of the tankless water heaters, we anticipate that these products could expose us to potential product liability risks that are inherent in the design, manufacture, and sale of the products. Currently, we do not maintain product liability insurance but intend to pursue policies regarding this. However, we cannot assure you that we will be able to locate and maintain a policy with acceptable terms or that the insurance policy will provide adequate protection against potential liabilities. In the event of successful claims against us, this could materially and adversely affect our reputation and our financial condition, results of operations and cash flows.

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

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. More specifically, FINRA has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission. Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTC Bulletin Board for failure to timely file twice in a two-year period then we will be ineligible for quotation on the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dea! lers to sell our securities and the ability of stockholders to sell their securities in the secondary market. We have not been late in any of our SEC reports through December 31, 2007.

FINRA sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability! to buy and sell our stock and have an adverse effect on the market for our shares.

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of Noble Innovations; (ii) provide reasonable assurance that transactions are recorded as necessary to permi! t preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Noble Innovations are being made only in accordance with authorizations of management and directors of Noble Innovations, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Noble Innovations’ assets that could have a material effect on the financial statements.

We have one individual, our president and chief executive officer, performing the functions of all officers and directors. This individual is responsible for monitoring and ensuring compliance with our internal control procedures. As a result, our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate office is located in Phoenix, Arizona, where we are allowed to utilize space from DataHand Systems, Inc., which is another entity controlled by our CEO, James Cole. There is no formal lease and we are allowed to utilize the space at no cost at this point in time.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us, which may materially affect us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our security holders during the fiscal year ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

(a) Market Information

Our Common Stock was approved for trading on the Financial Industry Regulatory Authority (“FINRA”) Automated Quotation Bulletin Board System on January 10, 2007, under the symbol

“XSIV.OB”. Upon the company’s name being changed from XSInventory to Noble Innovations in May 2007, the symbol was changed to “NBIV.OB”. Our common stock has traded infrequently on the OTC.BB, which limits our ability to locate accurate high and low bid prices for each quarter within the last two fiscal years. Therefore, the following table lists the quotations for the high and low bid prices as reported by a Quarterly Trade and Quote Summary Report of the OTC Bulletin Board since we began trading on January 10, 2007 through December 31, 2007. The quotations from the OTC Bulletin Board reflect inter-dealer prices without retail mark-up, markdown, or commissions and may not be represent actual transactions.

	December 31, 2007
	High	Low
1st Quarter*	$4.92	$0.00
2nd Quarter	$5.10	$1.20
3rd Quarter	$5.45	$2.05
4th Quarter	$5.75	$1.25

* Trading did not begin until January 10, 2007 and therefore the first quarter shown above is from the period of January 10, 2007 through March 31, 2007.

(b) Holders of Common Stock

As of April 7, 2008, we had approximately 30 stockholders of record of the 5,910,000 shares outstanding. The closing bid stock price on April 7, 2008 was $1.66.

(c) Dividends

We did declare a stock dividend of 4 shares of common stock for each share of common stock issued and outstanding as of January 22, 2007. However, in the future we intend to follow a policy of retaining earnings, if any, to finance the growth of the business and do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the Common Stock will be at the sole discretion of the Board of Directors and will depend on our profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

(d) Securities Authorized for Issuance under Equity Compensation Plans

We currently do not maintain any equity compensation plans.

Recent Sales of Unregistered Securities

There were no new issuances of stock during the quarter ended December 31, 2007.

Subsequent Issuances

On January 31, 2008, we granted 600,000 shares to our chief executive officer, James Cole, as a bonus for services performed. The shares were issued on February 11, 2008.

On January 31, 2008, we granted 100,000 shares to our vice president of marketing and sales, Fred Huggins, as a bonus for services performed. The shares were issued on February 11, 2008.

On January 31, 2008, we issued a total of 200,000 shares (100,000 each) to 2 individuals as compensation for services performed for the company. The shares were issued on February 11, 2008

We believe the issuance of the shares is exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to our files and records of that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients had such knowledge and experience in the Company’s financial and business matters that they were capable of evaluating the merits and risks of their investment.

Issuer Purchases of Equity Securities

We did not repurchase any of our securities during the year ended December 31, 2007.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW OF CURRENT OPERATIONS

We were incorporated in the State of Nevada in September of 2002 as XSInventory. In February 2003, we formed Creative Excess, Inc., as a wholly owned subsidiary, to become an online liquidator of products through eBay. During the second quarter of 2007, we determined it in the best interest of our stockholders to elect a new board and hire new management to assist us in establishing new methods of generating revenues. As a result of this decision, on May 16, 2007, we obtained majority consent of our stockholders and changed our name from XSInventory to Noble Innovations, Inc. in anticipation of changing our business plan.

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

CURRENT OPERATIONS

Since transitioning our business focus to providing and distributing “green” products, the Company has focused on pursuing various energy efficient technologies and has begun associating ourselves with various associations and societies that emphasize innovative, energy efficient and environmentally sensitive products in the building community.

During the fourth quarter of 2007, we showcased our first “green” product of the Viridian Truly Tankless water heater to the building community at the 2007 Excellence in Building Conference & Expo in St. Paul, Minnesota. The tankless water heaters can be used for whole-house applications. Additionally, we had an exhibit showcasing the tankless water heaters to the building community at the 2008 International Builders’ Show in Orlando, Florida. In addition to showing the tankless water heater we had our first sale of products in October 2007, although shipment of the water heaters has not taken place as of the date of this filing.

Results of Operations for the year ended December 31, 2007

As previously mentioned above, we changed our previous business focus to pursue a new line of energy efficient products during the second quarter of 2007. However, we have only recently commenced operations of this business plan and are still in the early stage of development. Therefore, we have not experienced any revenues or cost of goods related to this change in business operations.

EXPENSES:

The following table summarizes selected items from the statement of operations for the years ended December 31, 2007 compared to December 31, 2006.

	The Year Ended December 31,		Increase / (Decrease)
	2007	2006	$	%
General and Administrative expenses	$116,969	$5,184	$111,785	2,156%

Professional fees	222,917	36,260	186,657	515%

Promotional and marketing	83,101	-	83,101	100%

Salaries and wages (total)	323,588	24,150	299,438	1,240%

Net operating (loss)	$(746,575)	$(66,594)	$680,981	1,023%

General and Administrative expenses:

General and administrative expenses were $116,969 for the year ended December 31, 2007 versus $5,184 for the year ended December 31, 2006, which resulted in an increase of $111,785. The primary increase during the year ended December 31, 2007 was due to the Company’s expansion in the energy efficient industry whereby most of the general and administrative expenses occurred during the second half of 2007. Previously in 2006, we operated our business of acquiring excess inventory and resold the inventory through various internet channels of distribution, which ultimately did not incur much general and administrative expense. However, as we enter into our new line of business we expect to incur higher general and administrative expenses.

Professional fees:

During the year ended December 31, 2007, we experienced $222,917 in professional fees as compared to $36,260 for the year ended December 31, 2006. This amounted to $186,657 increase from the 2006 year to the 2007 year. Once again a significant portion of the increase relates to our new line of business but during the year ended December 31, 2006, we did incur some professional fees related to our public offering.

Salaries and wages:

Total salaries and wages expenses, which include those associated with our newly appointed officers, were $323,588 for the year ended December 31, 2007 versus $24,150 for the year ended December 31, 2006. This resulted in an increase of $299,438, over the same period in 2006. Prior to changing our business focus, we did not experience high salaries and wages expenses as a result of our former officer not being paid a salary. However, during the second quarter of 2007, we executed two employment agreements with our newly appointed officers and have experienced expenses associated with these agreements.

Net Operating (Loss):

The net loss for the year ended December 31, 2007 was $746,572, versus a net loss of $65,594 for the year ended December 31, 2006, which was an increase in net loss of $680,981. Our total expenses increased as a result of our new business pursuit during the second half of 2007. During the year ended December 31, 2007, we experienced higher promotional and marketing expenses that we had not previously experienced during the 2006 year. These additional expenses as well as the ones discussed above attribute to the higher net operating loss. As we continue in our new pursuit of business, we anticipate we will continue to incur increases in our expenses than previously experienced.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total current assets, liabilities and working capital at December 31, 2007 compared to December 31, 2006.

	December 31, 2007	December 31, 2006	Increase / (Decrease)
			$	%

Current Assets	$42,583	$70,557	$(27,974)	(40%)

Current Liabilities	$668,071	$2,421	$665,650	27,494%

Working Capital (Deficit)	$(625,488)	$68,136	$(693,624)	(1,018%)

Cash used in our operating activities totaled $197,319, representing our decrease in cash balances at December 31, 2007. Since inception, we have financed our cash flow requirements through the issuance of common stock and product sales, which resulted in our receipt of $237,157. As of December 31, 2007, we only had $6,165 in cash which is not enough to sustain operations. As we expand our activities in a new business plan, we may continue to experience net negative cash flows from operations.

We anticipate we will incur operating losses in the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. To address these risks, we must, among other things, develop products in our new line of business, eventually obtain a customer base, implement and successfully execute our business and marketing strategy, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operatio! ns.

Operation Plan

Satisfaction of our cash obligations for the next 12 months.

We have capitalized our company with loans from officers, of which $169,527 was received from our current President, James Cole. The money received has been used for operational expenses. We have executed a non-interest bearing note for this amount which is due on demand. In addition, we had received additional capitalization through the sale of our common stock registered under an SB-2 registration in the amount of $98,000. We utilized those funds for our corporate organization, payment of audit fees, inventory purchases, general and administrative expenses, and payment of employee salaries.

As of December 31, 2007, we had available cash of $6,165, which will not be enough to pursue our new line of business. With the intention to pursue a new line of business, during the next twelve months we plan to seek financing opportunities to enhance our growth plan in energy efficient technology. We plan to seek additional funding for operations through equity and /or debt or other means that may become available to us. If we are not able to receive any additional funds, we cannot continue our proposed business operations.

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

During the second quarter of 2007, we entered into an employment agreement with our new Chief Executive Officer, James A. Cole. The agreement is for a three year term and we agreed to pay Mr. Cole a base salary of $180,000 for the first year, $198,000 for the second year, and $218,000 for the third year of employment. Also, during the second quarter, we executed an employment agreement with L. Fred Huggins, to serve as our Vice President of Sales and Marketing. Mr. Huggins agreed to serve in this position for two years and we agreed to compensate him a base salary of $150,000 per year.

As of December 31, 2007, our only full-time employees were Mr. Cole and Mr. Huggins. As we continue under our proposed line of business, we may need to hire additional employees. In the interim, we intend to use the services of independent consultants and contractors to perform various professional services when appropriate. We believe the use of third-party service providers may enhance our ability to contain general and administrative expenses.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, and incurring substantial costs and expenses. As a result, the Company incurred accumulated net losses from September 27, 2002, (inception) through the year ended December 31, 2007 of $922,095, had a working capital deficiency of $625,488 at December 31, 2007, and have realized a net deficit from cash used for operating activities of $370,419 from September 27, 2002, (inception) through the year ended December 31! , 2007. In addition, the Company’s development activities since inception have been financially sustained through equity financing.

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

Critical Accounting Policies and Estimates

Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company adopted SFAS No. 123 (R) during the fourth quarter of 2005. Stock and stock options issued for services and compensation totaled $108,750 and $-0- for the years ended December 31, 2007 and 2006, respectively.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 allows the company to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial position, results of operation or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”. This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the de-consolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years and interim periods beginning after December 15, 2008. The adoption of SFAS 160 is not expected to have a material impact on the Company’s financial position, results of operation or cash flows.

In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations”. SFAS 141 (Revised) establishes principals and requirements for how an acquirer of a business recognizes and measures in its financial statements, the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. This statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. The adoption of SFAS 141 is not expected to have a material impact on the Company’s financial position, results of operation or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-15 of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our independent auditors on accounting or financial disclosures.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Principal Financial Officer, Mr. James Cole, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report. Based on the evaluation, Mr. Cole concluded that our disclosure controls and procedures are not effective, for the reasons discussed below, in timely alerting him to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting and for the assessment of the effectiveness of internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of the financial statements in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles and the receipts and expenditures of company assets are made and in accordance with our management and directors authorization; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of a change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of our annual financial statement, our management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007, based on the criteria set forth in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon the evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2007. Our principal executive officer and principal financial officer concluded that we have material weaknesses in our internal control over financial reporting because we do not have an independent board of directors or audit committee or adequate segregation of duties. All of our financial reporting is carried out by our financial consultant. We do not ha! ve an independent body to oversee our internal controls over financial reporting and lack segregation of duties due to the limited nature and resources of the Company. We plan to rectify these weaknesses by implementing an independent board of directors and hiring of additional accounting personnel once we have additional resources to do so.

The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosures, nor does management believe that it had any effect on the accuracy of our financial statements for the current reporting period. Recently, we did file an amended annual filing for the year ended December 31, 2006 and two quarterly filings for the quarters ended March 31, 2007 and June 30, 2006. These amended filings included clarifications in response to a SEC Comment letter sent on or around September 6, 2007.

This annual report does not include an attestation report of the company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s independent registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Item 5.02 Departure of Directors or Principal Officers; Election of Directors; Appointments of Principal Officers.

(b) Resignation of an Officer

On January 31, 2008, Mr. Cole resigned from his position as the Company’s secretary. Mr. Cole still remains in all his other positions for the Company.

(c) Appointment of New Officer

On January 31, 2008, the Company appointed Lynn Anderson to serve as the Secretary of the Company. Ms. Anderson’s resume and business background is described in more detail below under Item 10.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The members of the Board of Directors of the Company will serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Officers are elected by the Board and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board. Information as to the directors and executive officers of the Company is as follows:

NAME	AGE	POSITION
Michael J. Evangelista	35	Former President, Secretary / Treasurer and Director (1)
James Cole	62	Current Chief Executive Officer, Treasurer and Director (2)
L. Fred Huggins	58	Vice President of Sales and Marketing (3)
Lynn Anderson	43	Secretary (4)
(1)	Mr. Evangelista resigned from all his positions for the Company on May 16, 2007 and entered into a termination and retirement agreement which was previously disclosed on Form 8-K, dated May 23, 2007.
(2)	Upon Mr. Evangelista’s resignation, Mr. Cole was appointed as the Company’s CEO, Secretary / Treasurer and Director.
(3)	Mr. L. Fred Huggins was appointed as Vice President of Sales and Marketing on May 21, 2007.
(4)	Ms. Lynn Anderson was appointed as the Company’s Secretary on January 31, 2008.

Duties, Responsibilities and Experience

James Cole was appointed as the Company’s President, Chief Executive Officer, Secretary, and Treasurer on May 16, 2007. Currently, Mr. Cole serves as the Company’s President, Chief Executive Officer and Treasurer. Additionally, Mr. Cole is a director and acting Chairman of the Company’s Board of Directors. Mr. Cole has twenty years of experience in raising capital in the public and private sectors as well as seventeen years experience in growing private companies into successful public entities. Since 1996, Mr. Cole has served as the Chief Executive Officer of Datahand Systems, Inc., which develops, manufactures, and markets ergonomic alternative to computer keyboards. Additionally, Mr. Cole was the founder of Hidden Oaks Ventures in 1999, which provides investment and management services to various companies such as Tri-Steel Structures and Applebee’s International, Inc. Prior to his involvement with those entities, Mr. Cole served as senior operations executive and chief financial officer for a publicly traded printing equipment manufacturer. Mr. Cole received his Bachelors of Science and Arts in Accounting and Finance from Indiana University and has a Masters Degree in International Finance from the

University of Chicago as well as a Master of Business Administration (MBA) from Emporia State University.

L. Fred Huggins was appointed as the Company’s Vice President of Sales and Marketing on May 21, 2007. Prior to joining the Company, Mr. Huggins was the Executive Vice President of Universal Metal Industries, Inc. and the President of Artech USA, LLC. Mr. Huggins had served in those positions since January 2002 and led all aspects of sales, marketing, and administration for the range hood manufacturing company as well as launching the new brand and company of Artech. Since 1979, Mr. Huggins has held various positions and titles for the Whirlpool Corporation handling various aspects of sales and marketing, the most recent being the Purchase Experience and Product Launch Project Manager for Whirlpool Corporation from April 1996 through December 2001. During that time there, Mr. Huggins was the project lead for delivering nationwide experient! ial new product launches, which included developing launch strategy, budgets, scheduling, executing and follow up of the launch. Additionally, Mr. Huggins managed Whirlpool’s sales training efforts for all booth workers and contract channel training strategy. Mr. Huggins also worked as a Division and Sales Manager of Retail Channel, a Manager of Retail Marketing Education and Builder Marketing Education, a Field Sales Manager, and an Account Manager for the Whirlpool Corporation. Mr. Huggins received a Bachelor of Science in Business Administration from Florida State University and performed Graduate Studies at the University of South Florida.

Lynn Anderson was appointed as the Company’s Secretary on January 31, 2008. Since 2005, Ms. Anderson has served as the President of DataHand Systems, Inc., which develops, manufactures, and markets ergonomic alternative to computer keyboards. Ms. Anderson has also served as DataHand’s secretary since 1996. Prior to becoming DataHand’s secretary, Ms. Anderson was an executive assistant to DataHand’s CEO. From 1988 to 1996, Ms. Anderson was the Assistant Executive Manager of Lion’s Club at the Phoenix, Arizona chapter. From 1983 to 1988, she was a staff account for a certified public accountant. Ms. Anderson has attended Arizona State University pursuing a degree in Business Administration.

Election of Directors and Officers.

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Involvement in Certain Legal Proceedings

No Executive Officer or Director of the Corporation has been the subject of any Order, Judgment, or Decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring suspending or otherwise limiting him/her from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No Executive Officer or Director of the Corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

No current Executive Officer or Director of the Corporation is the subject of any pending legal proceedings.

Audit Committee and Financial Expert

We do not have an Audit Committee. Our directors perform some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors’ independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater-than-ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that as of December 31, 2007, they were all current in their filings.

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

Our decision to not adopt such a code of ethics is a result of having only two officers and one director operating as the management for the Company. We believe that the limited interaction which occurs having such a small management structure for the Company eliminates the current need for such a code, in that violations of such a code would be reported to the party generating the violation.

Corporate Governance

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Our Board of Directors performs some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are an initial-stages operating company with limited operations and resources.

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

1.

whether the nominee has the personal attributes for successful service on the Board, such as demonstrated character and integrity; experience at a strategy/policy setting level; managerial experience dealing with complex problems; an ability to work effectively with others; and sufficient time to devote to the affairs of the Company;

2.

whether the nominee has been the chief executive officer or senior executive of a public company or a leader of a similar organization, including industry groups, universities or governmental organizations;

3.

whether the nominee, by virtue of particular experience, technical expertise or specialized skills or contacts relevant to the Company’s current or future business, will add specific value as a Board member; and

4.	whether there are any other factors related to the ability and willingness of a new nominee to serve, or an existing Board member to continue his service.

The Board or management has not established any specific minimum qualifications that a candidate for director must meet in order to be recommended for Board membership. Rather, the Board or management will evaluate the mix of skills and experience that the candidate offers, consider how a given candidate meets the Board’s current expectations with respect to each such criterion and make a determination regarding whether a candidate should be recommended to the stockholders for election as a Director. During 2007, the Company received no recommendation for Directors from its stockholders.

The Company will consider for inclusion in its nominations of new Board of Directors nominees proposed by stockholders who have held at least 1% of the outstanding voting securities of the Company for at least one year. Board candidates referred by such stockholders will be considered on the same basis as Board candidates referred from other sources. Any stockholder who wishes to recommend for the Company’s consideration a prospective nominee to serve on the Board of Directors may do so by giving the candidate’s name and qualifications in writing to the Company’s Secretary at the following address: 3044 North 33rd Avenue, Phoenix, Arizona 85017.

ITEM 11.	EXECUTIVE COMPENSATION

Overview of Compensation Program

The Board of Directors’ has responsibility for establishing, implementing and continually monitoring adherence with Noble's compensation philosophy. The Board ensures that the total compensation paid to the Executives is fair, reasonable and competitive. We do not currently have a Compensation Committee.

Compensation Philosophy and Objectives

The Board believes that the most effective executive compensation program is one that is designed to reward the achievement of specific annual, long-term and strategic goals by Noble, and which aligns executives’ interests with those of the stockholders by rewarding performance above established goals, with the ultimate objective of improving stockholder value. As a result of the size of Noble and only having two executive officers, the Board evaluates both performance and compensation on an informal basis. Upon hiring additional executives, the Board intends on establishing a Compensation Committee to evaluate both performance and compensation to ensure that Noble maintains its ability to attract and retain superior employees in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to similarly situated executives! of our peer companies. The Board believes executive compensation packages provided by Noble to its executives, including the named executive officers, should include both cash and stock-based compensation that reward performance as measured against established goals.

Role of Executive Officers in Compensation Decisions

The Board makes all compensation decisions for the Executives and approves recommendation regarding equity awards to all elected officers of Noble. Decisions regarding the non-equity compensation of other executive officers are made by the Board.

Compensation Committee

We currently do not have a compensation committee of the board of directors. Until a formal committee is established our board of directors will review all forms of compensation provided to our executive officers, directors, consultants and employees, including stock compensation.

Based on the foregoing objectives, the Board has structured Noble's annual and long-term incentive-based cash and non-cash executive compensation to motivate executives to achieve the business goals set by Noble and reward the executives for achieving such goals.

2007 Executive Compensation Components

For the fiscal year ended December 31, 2007, Noble entered into employment agreements with it new Chief Executive Officer and Vice President of Sales in Marketing in conjunction with the Company’s change in business operations.

SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation paid or earned by our current executive officer, James A. Cole, and our vice president of sales and marketing, L. Fred Huggins, for the last fiscal year ended December 31, 2007. Additionally, we have included our previous executive officer, Michael Evangelista, for the years ended December 31, 2007 and 2006.

SUMMARY COMPENSATION TABLE
Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compen-sation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compen-sation ($) (i)	Total ($) (j)
Michael Evangelista
Former CEO/President/ Director (1)	2007 2006	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	$2,500 -0-	$2,500 -0-

James A. Cole
CEO/President/ Director (2)	2007	$97,500	-0-	$450,000 (3)	-0-	-0-	-0-	-0-	$547,500

L. Fred Huggins
Vice President of Sales and Marketing (4)	2007	$49,388	-0-	$48,000 (5)	-0-	-0-	-0-	$8,587 (6)	$105,975
(1)	Mr. Evangelista resigned from all his positions for the Company on May 16, 2007 and entered into a termination and retirement agreement which was previously disclosed on Form 8-K, dated May 23, 2007.
(2)

Upon Mr. Evangelista’s resignation, Mr. Cole was appointed as the Company’s CEO, Secretary / Treasurer and Director. Mr. Cole executed a three year employment agreement. For the year ended December 31, 2007, the Company accrued an expense of $97,500 as compensation for Mr. Cole pursuant to his agreement. As of the date of this filing, the Company has not paid the accrued compensation to Mr. Cole

(3)

Amount represents the estimated total fair market value of stock granted to Mr. Cole pursuant to SFAS 123R, as discussed in Note 7 to our audited financial statements for the year ended December 31, 2007.

(4)

Mr. L. Fred Huggins was appointed as Vice President of Sales and Marketing on May 21, 2007. Mr. Huggins executed a two year employment agreement. For the year ended December 31, 2007, the Company accrued an expense of $49,388 as compensation for Mr. Huggins pursuant to his agreement. As of the date of this filing, the Company has not paid the accrued compensation to Mr. Huggins.

(5)

Amount represents the estimated total fair market value of stock granted to Mr. Huggins pursuant to SFAS 123R, as discussed in Note 7 to our audited financial statements for the year ended December 31, 2007.

(6)

Pursuant to Mr. Huggins employment agreement, he was to receive $600 a month for an auto allowance and approximately an additional $626 a month for health insurance. These expenses were accrued for the year ended December 31, 2007 but have not been paid to Mr. Huggins as of the date of this filing.

Employment Agreements

James A. Cole

On May 16, 2007, Noble entered into an employment agreement (“Employment Agreement”) with James Cole, to serve as its President. The Employment Agreement is for three years commencing on May 16, 2007 and expiring on May 17, 2010. Mr. Cole is entitled to the following compensation pursuant to the Employment Agreement.

•	Noble has agreed to pay Mr. Cole a base salary of $180,000 for his first year of employment; $198,000 for his second year of employment; and $218,000 for his third year of employment.
•	As a one time bonus, Mr. Cole received 100,000 shares of Noble’s common stock.
•

In addition to the basic salary, Noble agreed to give Mr. Cole a stock bonus of 100,000 shares of its common stock upon Noble beginning its first production run of products. Mr. Cole is entitled to an additional 100,000 shares of Noble’s common stock upon Noble achieving its first $1 million of sales. Finally, Mr. Cole will receive another 100,000 shares of Noble’s common stock as a bonus upon Noble achieving $5 million in sales.

•	Mr. Cole is entitled to two cash bonuses of $50,000 each upon completion of Noble’s product and upon the first legitimate sale and shipment of its product to its first customer.
•	Noble may terminate the agreement at any time, if termination, is for “cause” as defined in the Employment Agreement.
•	Mr. Cole may terminate the agreement by giving the Registrant 30 days prior written notice.

L. Fred Huggins

On May 21, 2007, Noble entered into an employment agreement (“Employment Agreement”) with L. Fred Huggins, to serve as its Vice President of Sales and Marketing. The Employment Agreement is for two years commencing on May 21, 2007 and expiring on May 21, 2009. Mr. Huggins is entitled to the following compensation pursuant to the Employment Agreement.

•	Noble has agreed to pay Mr. Huggins a base salary of $150,000 per year, which will be reviewed annually in accordance with Noble’s regular practice for members of its Senior Management.
•	Mr. Huggins was granted 10,000 shares of Noble’s common stock.

•

An additional 10,000 shares of Noble’s common stock either through the issuance of restricted stock or options approved by the Board of Directors will be granted to Mr. Huggins each year on the anniversary of his employment. The shares or options will be vested upon the one year anniversary of the granting of the shares.

•	Noble has agreed to give Mr. Huggins incentive and/or bonus compensation, which will be determined and developed by Noble at a later date but will be based primarily on sales achieved by Noble.
•

Noble has agreed to give Mr. Huggins an automobile allowance of $600 per month. Additionally, Noble will give Mr. Huggins an allowance of $500 to $1000 per month to cover the cost of an individual health insurance program until Noble has established a life and health insurance plan.

•

Noble may terminate the agreement if Mr. Huggins breaches the employment agreement and the Registrant must provide written notification of the termination and give 60 days notice. Mr. Huggins may terminate the agreement at any time provided he notifies the Board of Directors in writing at least 60 days prior to the termination date.

Termination of Employment

We entered into employment agreements with Mr. James Cole, our chief executive officer. Pursuant to the employment agreement with Mr. Cole, he has agreed that for a period of 2 years after the termination of the employment agreement, he will not without the prior written consent of Noble’s board of directors directly or indirectly compete with Noble’s business. In the event that Mr. Cole dies during the term of the employment agreement, Noble will pay to the estate of Mr. Cole any earned salary through the last day of the calendar month of his death.

Equity Awards

During the year ended December 31, 2007 we issued 100,000 shares of our common stock to Mr. James Cole, our chief executive officer, and issued 10,000 shares to Mr. L. Fred Huggins, our vice president of sales and marketing pursuant to their employment agreements.

Director Compensation

All directors will be reimbursed for expenses incurred in attending Board or committee, when established, meetings. From time to time, certain directors who are not employees may receive shares of our common stock. No compensation was paid to the board of directors during the fiscal year ended December 31, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on April 7, 2008 relating to the beneficial ownership of our common stock by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers. The percentage of beneficial ownership for the following table is based on 5,910,000 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after April 7, 2008 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Security Ownership of Management

Name of Beneficial Owner (1)	Number of Shares	Percent Beneficially Owned (2)
James A. Cole Chief Executive Officer, Director	700,000	12%
L. Fred Huggins Vice President of Sales and Marketing	110,000	2%
Lynn Anderson Secretary	0	--
All Directors & Officers as a Group	810,000	14%
(1)

As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to Common Stock (i.e., the power to dispose of, or to direct the disposition of, a security).

(2)	Rounded to the nearest whole percentage.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPNDENCE

On May 16, 2007, Noble entered into a termination and retirement agreement with Mr. Michael Evangelista, the sole officer. Pursuant to the agreement, we agreed to pay Mr. Evangelista a one time payment of $2,500 in exchange for the return all of his outstanding shares totaling 14,965,695.

On May 16, 2007, Noble entered into a three year employment agreement with Mr. James Cole, to serve as its President. Pursuant to the agreement, the Company has agreed to pay Mr. Cole annual compensation of $180,000 in year one; $198,000 in year two; and $218,000 in year three. Further, Noble has issued 100,000 shares of its common stock valued at $450,000 which will be amortized over the three year term of the agreement. Additionally, Mr. Cole will have the ability to earn 300,000 shares in the event certain production and sales milestone are achieved.  As of December 31, 2007, the Company expensed $206,250 as executive compensation.

Through December 31, 2007, the Company received $169,527 from our President. The unsecured promissory note is non-interest bearing and due on demand. Additionally, the Company utilizes office space from a company controlled by our President free of charge.

Director Independence

The Board of Directors has not made the determination if any of its Directors are considered independent directors in accordance with the director independence standards of the American Stock Exchange. Additionally, as a result of having only one director who also serves as an executive officer, Mr. Cole should be considered as non-independent.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by Lawrence Scharfman & Co., CPA, P.C., for the audit of our annual financial statements and review of the financial statements included in our Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2007 and 2006 were $18,000 and $7,500, respectively.

(2) AUDIT-RELATED FEES

The aggregate fees billed by Lawrence Scharfman & Co., CPA, P.C. for professional services rendered for audit related fees for fiscal years 2007 and 2006 were $-0- and $-0-.

(3) TAX FEES

The aggregate fee to be billed by Lawrence Scharfman & Co., CPA, P.C. for professional services to be rendered for tax fees for fiscal years 2007 and 2006 were $-0- and $-0-, respectively.

(4) ALL OTHER FEES

There were no other fees billed by Lawrence Scharfman & Co., CPA, P.C. for the fiscal years 2007 and 2006 other than the fees described above.

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

We do not have an audit committee.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

Not applicable.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

1.	The financial statements listed in the "Index to Consolidated Financial Statements" at page F-1 are filed as part of this report.

2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits included or incorporated herein: See index to Exhibits.

(b)	Exhibits

			Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit	Filing date
3(i)(a)	Articles of Incorporation of XSInventory		SB-2		3(i)(a)	8/27/04
3(i)(b)	Articles of Incorporation of Creative Excess		SB-2		3(i)(b)	8/27/04
3(ii)(a)	Bylaws of the XSInventory		SB-2		3(ii)(a)	8/27/04
3(ii)(b)	Bylaws of Creative Excess		SB-2		3(ii)(b)	8/27/04
4	Stock Certificate Specimen		SB-2		4(c)	8/27/04
10.1	Restated Lock Up Agreement		SB-2		10.1	8/27/04
10.2	Office Lease		SB-2		10.2	8/27/04
10.3	Renewal Addendum to Office Lease 2005		SB-2		10.3	8/27/04
10.4	User Agreement		SB-2		10.4	8/27/04
10.5	Agent for the Issuer Letter Agreement		SB-2		10.5	8/27/04
10.6	Subscription Agreement		SB-2		10.6	8/27/04
10.7	Termination and Retirement Agreement with Michael Evangelista		8-K		10.7	5/23/07
10.8	Employment Agreement with James Cole		8-K		10.8	5/23/07
10.9	Employment Agreement with Fred Huggins		8-K		10.9	6/27/07
31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X
99.1	Press Release Announcing National Launch of Viridian Product Line at International Builders’ Show in Orlando, Florida	X
99.2	Press Release Announcing Launch of www.ViridianTankless.com	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOBLE INNOVATIONS, INC.

By: /s/ James A. Cole
James A. Cole, President

Date: April 14, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ James A. Cole	President, CEO, Treasurer	April 14, 2008
James A. Cole	Principal Accounting Officer
Director

Noble Innovations, Inc.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007 AND 2006

PAGES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

CONSOLIDATED BALANCE SHEET	F-2

CONSOLIDATED STATEMENT OF OPERATIONS	F-4

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY	F-5

CONSOLIDATED STATEMENT OF CASH FLOWS	F-8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-9

Lawrence Scharfman & Co., CPA P.C.

Certified Public Accountants

18 E. SUNRISE HIGHWAY, #203	9608 HONEY BELL CIRCLE
FREEPORT, NY 11520	BOYNTON BEACH, FL 33437
TELEPHONE: (516) 771-5900	TELEPHONE: (561) 733-0296
FACSIMILE: (516) 771-2598	FACSIMILE: (561) 740-0613

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

I have audited the accompanying condensed consolidated balance sheets of Noble Innovations, Inc. as of December 31, 2007 and 2006 and the related condensed consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, I express no such opinion. My audits of the financial statements include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing! the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Noble Innovations, Inc. as of December 31, 2007 and 2006, and the results of its operations, stockholders’ equity, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Noble Innovations, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, Noble Innovations, Inc. suffered recurring losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Lawrence Scharfman

Lawrence Scharfman, CPA

Boynton Beach Florida

April 11, 2008

Noble Innovations, Inc.
(formerly XS Inventory, Inc.)
(a Development Stage Company)
Condensed Consolidated Balance Sheets

	December 31,	December 31,
	2007	2006
Assets

Current assets:
Cash	$6,165	$70,557
Inventory	36,418	-
Total current assets	42,583	70,557

Equipment, net	34,100	-

Other Assets	9,200	-

Total assets	$95,883	$70,557

Liabilities and Stockholders' equity (deficit)

Current liabilities:
Accounts payable	$314,775	$2,421
Accrued expenses	18,453	-
Accrued salaries, Other	49,388	-
Accrued salaries, Officer	97,500	-
Note payable, related party	169,527	-
Deferred Income	18,428	-
Total current liabilities	668,071	2,421

Stockholders' (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized 5,010,000 and 19,365,695

shares issued and outstanding, respectively	5,010	19,366
Additional paid-in capital	734,147	219,291
Unamortized share-based compensation	(389,250)	-
Subscriptions payable	-	5,000
(Deficit) accumulated during development stage	(922,095)	(175,521)
	(572,188)	68,136

Total liabilities and stockholders' equity (deficit)	$95,883	$70,557

The accompanying notes are an integral part of these financial statements.

Noble Innovations, Inc.
(formerly XS Inventory, Inc.)
(a Development Stage Company)
Condensed Consolidated Statements of Operations

	For the year ended		September 27, 2002
	December 31,		(Inception) to
	2007	2006	December 31,

Revenue	$-	$-	$55,069
Cost of goods sold	-	-	51,201
	-	-	3,868

Expenses:
General and administrative	116,969	5,184	135,708
Professional fees	222,917	36,260	276,177
Promotional and marketing	83,101	-	83,101
Salaries and wages, Other	117,338	24,150	224,730
Salaries and wages, Officers	206,250	-	206,250
Total expenses	746,575	65,594	925,966

Net operating (loss)	(746,575)	(65,594)	(922,098)

Other income (expense)
Interest income	3	-	3
Total other income (expense)	3	-	3

Net (loss)	$(746,572)	$(65,594)	$(922,095)

Weighted average number of common shares
outstanding - basic and fully diluted	10,489,339	14,684,282

Net (loss) per share - basic & fully diluted	$(0.071)	$(0.004)

The accompanying notes are an integral part of these financial statements.

Noble Innovations, Inc.
(formerly XS Inventory, Inc.)
(a Development Stage Company)
Statement of Changes in Stockholders' Equity

						(Deficit)
						Accumulated
	Common Stock		Additional	Unamortized		During	Total
			Paid-in	Share-Based	Subscriptions	Development	Stockholders'
	Shares	Amount	Capital	Compensation	Payable	Stage	(Deficit)

	-	$-	$-	$	$-	$-	$-

Net loss for the period						(325)	(325)

Balance, December 31, 2002	-	-	-		-	(325)	(325)

Founders shares issued
for cash	4,050,000	4,050	25,950				30,000

Net loss for the period						(27,604)	(27,604)

Balance, December 31, 2003	4,050,000	4,050	25,950		-	(27,929)	2,071

Founders shares issued
for cash	6,050,000	6,050	54,450				60,500

Net loss for the period					(44,000)	(44,000)

Balance, December 31, 2004	10,100,000	10,100	80,400	-	(71,929)	18,571

Founders shares issued
for cash	1,795,960	1,796	16,164			17,960

Net loss for the period					(38,000)	(38,000)

Balance, December 31, 2005	11,895,960	11,896	96,564	-	(109,929)	(1,469)

Founders shares issued
for cash	2,569,735	2,570	23,127	5,000		30,697

Donated capital			6,500			6,500

Shares issued for cash
from private placement	4,900,000	4,900	93,100			98,000

Net loss for the period					(65,594)	(65,594)

Balance, December 31, 2006	19,365,695	19,366	219,291	5,000	(175,523)	68,134

Shares issued for previously
received funds	500,000	500	4,500		(5,000)		-

Shares issued for
services provided	110,000	110	497,890	(389,250)			108,750

Shares purchased and
cancelled	(14,965,695)	(14,966)	12,466				(2,500)

Net loss for the period						(746,572)	(746,572)
Balance, December 31, 2007	5,010,000	$5,010	$734,147	$(389,250)	$-	$(922,095)	$(572,188)

The accompanying notes are an integral part of these financial statements.

Noble Innovations, Inc.
(formerly XS Inventory, Inc.)
(a Development Stage Company)
Condensed Consolidated Statements of Cash Flows

	For the year ended		September 27, 2002
	December 31,		(Inception) to
	2007	2006	December 31, 2007
Cash flows from operating activities
Net (loss)	$(746,572)	$(65,594)	$(922,095)
Adjustments to reconcile net (loss) to
net cash used in operating activities:
Shares issued for services	108,750	-	108,750
Decrease (increase) in assets:
Inventory	(36,418)	402	(36,418)
Other assets	(19,200)	-	(19,200)
Increase (decrease) in liabilities:
Accounts payable	312,352	58	314,775
Accrued expenses	165,341	-	165,341
Deferred income	18,428	-	18,428
Net cash used in operating activities	(197,319)	(65,134)	(370,419)

Cash flows from investing activities
Purchase of equipment	(34,100)	-	(34,100)
Net cash used in investing	(34,100)	-	(34,100)

Cash flows from financing activities
Proceeds from demand notes - related party	169,527	-	169,527
Sale of common stock	-	128,698	237,157
Repurchase of common stock	(2,500)	-	(2,500)
Donated capital	-	6,500	6,500
Net cash provided by financing activities	167,027	135,198	410,684

Net increase (decrease) in cash	(64,392)	70,064	6,165
Cash - beginning	70,557	493	-
Cash - ending	$6,165	$70,557	$6,165

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
Stock issued for services provided	$108,750	$-	$108,750

The accompanying notes are an integral part of these financial statements.

Nobel Innovations, Inc.

(formerly XSInventory)

(a Development Stage Company)

Notes to Condensed Consolidated Financial Statements

Note 1 – Nature of business and significant accounting policies

Nature of business

We were incorporated in the State of Nevada in September of 2002 as XSInventory. In February 2003, we formed Creative Excess, Inc., as a wholly owned subsidiary, to become an online liquidator of products through eBay. During the second quarter of 2007, we determined it in the best interest of our stockholders to elect a new board member and hire new management to assist us in establishing new methods of generating revenues. On May 16, 2007, we obtained majority consent of our stockholders and changed our name from XSInventory to Noble Innovations, Inc. (“Noble”) in anticipation of changing our business plan.

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

Basis of presentation

The condensed consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.

As of December 31, 2007, the Company is considered to be in the development stage as substantially all efforts are being directed towards the research and related development of energy efficient “green” technology and the Company has not generated revenues from these principal business activities.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Creative Excess, Inc. ("Creative"). All significant inter-company accounts and transactions have been eliminated.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income taxes

Nobel Innovations, Inc.

(formerly XSInventory)

(a Development Stage Company)

Notes to Condensed Consolidated Financial Statements

The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax basis of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Fair value of Financial Instruments

Financial instruments consist principally of cash, trade and notes receivables, trade and related party payables and accrued liabilities. The carrying amounts of such financial instruments in the accompanying balance sheets approximate their fair values due to their relatively short-term nature. It is management’s opinion that the Company is not exposed to significant currency or credit risks arising from these financial instruments.

Fixed assets

Fixed assets are stated at the lower of cost or estimated net recoverable amount. The cost of property, plant and equipment is depreciated using the straight-line method based on the lesser of the estimated useful lives of the assets or the lease term based on the following life expectancy:

Marketing equipment	7 years

Repairs and maintenance expenditures are charged to operations as incurred. Major improvements and replacements, which have extend the useful life of an asset, are capitalized and depreciated over the remaining estimated useful life of the asset. When assets are retired or sold, the cost and related accumulated depreciation and amortization are eliminated and any resulting gain or loss is reflected in operations.

Advertising Costs

The Company expenses the cost of advertising as incurred. Advertising expense was $44,365 and $-0- for the years ended December 31, 2007 and 2006, respectively.

Basic and diluted loss per share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For 2007 and 2006, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Stock-based compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income

Nobel Innovations, Inc.

(formerly XSInventory)

(a Development Stage Company)

Notes to Condensed Consolidated Financial Statements

statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company adopted SFAS No. 123 (R) during the fourth quarter of 2005. Stock and stock options issued for services and compensation totaled $108,750 and $-0- for the years ended December 31, 2007 and 2006, respectively.

Recently Issued Accounting Pronouncement

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 allows the company to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial position, results of operation or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”. This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the de-consolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years and interim periods beginning after December 15, 2008. The adoption of SFAS 160 is not expected to have a material impact on the Company’s financial position, results of operation or cash flows.

In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations”. SFAS 141 (Revised) establishes principals and requirements for how an acquirer of a business recognizes and measures in its financial statements, the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. This statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. The adoption of SFAS 141 is not expected to have a material impact on the Company’s financial position, results of operation or cash flows.

Note 2 – Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, and incurring substantial costs and expenses. As a result, the Company incurred accumulated net losses from September 27, 2002, (inception) through the year ended December 31, 2007 of $922,095, had a working capital deficiency of $625,488 at December 31, 2007, and have realized a net deficit from cash used for operating activities of $370,419 from September 27, 2002, (inception) through the year ended December 31, 2007. In addition! , the Company’s development activities since inception have been financially sustained through equity financing.

Nobel Innovations, Inc.

(formerly XSInventory)

(a Development Stage Company)

Notes to Condensed Consolidated Financial Statements

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

Note 3 – Inventory

Inventory at December 31, 2007and 2006, consisted of the following:

	December 31,
	2007	2006

Raw Materials	$36,418	$-

Note 4 – Other assets

Other assets consist of refundable deposits of $15,600 and $3,600 for future trade show reservations at December 31, 2007 and -0- at December 31, 2006.

Note 5 – Equipment

Equipment consisted of the following:

	December 31,
	2007	2006

Marketing equipment	$34,100	$-

Less accumulated depreciation	-	-
	$34,100	$-

Depreciation expense totaled $-0- and $-0- for 2007 and 2006, respectively.

Note 6 – Note payable, related party

Through December 31, 2007, the Company received $169,527 from the Company’s President. The unsecured promissory note is non-interest bearing and due on demand (See note 10).

Note 7 – Deferred income

Deferred income represents deposits received on future sales expected to be shipped near the end of April of 2008, and amounted to $18,428 and $-0- at December 31, 2007 and 2006, respectively.

Nobel Innovations, Inc.

(formerly XSInventory)

(a Development Stage Company)

Notes to Condensed Consolidated Financial Statements

Note 8 – Income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the years ended December 31, 2007 and 2006, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2007, the Company had approximately $813,000 of federal net operating loss carry forwards. The net operating loss carry forwards, if not utilized, will begin to expire in 2022.

The components of the Company’s deferred tax asset are as follows:

	As of December 31,
	2007	2006
Deferred tax assets:
Net operating loss carry forwards	$ 276,000	$ 60,000

Net deferred tax assets before valuation allowance	276,000	60,000
Less: Valuation allowance	(276,000)	(60,000)
Net deferred tax assets	$ -	$ -

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2007 and 2006, respectively.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	As of December 31,
	2007	2006
Federal and state statutory rate	35%	35%
Change in valuation allowance on deferred tax assets	(35%)	(35%

Note 9 – Stockholders’ equity

The Company is authorized to issue 10,000,000 shares of it $0.001 par value preferred stock and 100,000,000 shares of its $0.001 par value common stock.

Nobel Innovations, Inc.

(formerly XSInventory)

(a Development Stage Company)

Notes to Condensed Consolidated Financial Statements

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

In 2007, the Company issued 500,000 shares of its $0.001 par value common stock to an officer of the Company for cash totaling $5,000. The cash was received in 2006.

On January 23, 2007, the Company issued a stock dividend whereby each holder of our common stock, on the record date of January 22, 2007, received a stock dividend of four additional shares for every one share held. The total shares outstanding after the dividend was 19,865,695.

On May 16, 2007, the Company paid the former CEO, Mr. Evangelista, a one time payment of $2,500 in exchange for the return all of his outstanding shares totaling 14,965,695. The cancellation was recorded during the year ended December 31, 2007 (See note 10).

On May 16, 2007 the Company issued 100,000 shares of its common stock pursuant to an employment agreement with its President. The fair value of the shares was $450,000 and will be amortized over the term of the employment agreement. During the year ended December 31, 2007, the Company recorded an expense of $93,750 as additional executive compensation.

On May 21, 2007, the Company authorized the issuance of 10,000 shares of its common stock pursuant to an agreement with it Vice President of sales, the shares were issued on August 27, 2007. The fair value of the shares was $48,000 and will be amortized over the two year term of the agreement. As of December 31, 2007, the Company expensed $15,000 as additional compensation.

Note 10 – Related party

On May 16, 2007, the Company entered into a termination and retirement agreement with Michael Evangelista, the sole officer. Pursuant to the agreement, the Company agreed to pay Mr. Evangelista a one time payment of $2,500 in exchange for the return all of his outstanding shares

Nobel Innovations, Inc.

(formerly XSInventory)

(a Development Stage Company)

Notes to Condensed Consolidated Financial Statements

totaling 14,965,695. The cancellation was recorded during the twelve months ending December 31, 2007.

On May 16, 2007, the Company entered into a three year employment agreement with Mr. James Cole, to serve as its President. Pursuant to the agreement, the Company has agreed to pay Mr. Cole annual compensation of $180,000 in year one; $198,000 in year two; and $218,000 in year three. Further, the Company has issued 100,000 shares of its common stock valued at $450,000 which will be amortized over the three year term of the agreement. Additionally, Mr. Cole will have the ability to earn 300,000 shares in the event certain production and sales milestone are achieved.  As of December 31, 2007, the Company expensed $206,250 as executive compensation.

Through December 31, 2007, the Company received $169,527 from the Company’s President. The unsecured promissory note is non-interest bearing and due on demand. (See Note 6)

Note 11 – Commitment and contingencies

On May 21, 2007, the Company entered into a two year employment agreement with Mr. L. Fred Huggins, to serve as its Vice President of Sales and Marketing. Pursuant to the agreement, the Company has agreed to pay Mr. Huggins annual compensation in the amount of $150,000. In addition, the Company has agreed to issue 20,000 shares of its common stock as further compensation. The first issuance of 10,000 shares was granted upon execution of the agreement. The remaining 10,000 shares will be granted on the one year anniversary date of the agreement. During the year ended December 31, 2007, the Company expensed $108,750 as executive compensation.

Note 12 – Subsequent events

On January 31, 2008 the Company authorized and issued 600,000 shares of its common stock as a bonus for services performed to its President.

On January 31, 2008 the Company issued 100,000 shares of its common stock as a bonus for services performed to its Vice President of Sales & Marketing.

On January 31, 2008 the Company issued 100,000 shares of its common stock to a consultant for services rendered in relation to the construction of a device used for research & development purposes.

On January 31, 2008 the Company issued 100,000 shares of its common stock to a consultant for services rendered in relation to the development of a successful prototype consumer product.