Form 10-Q
period 2008-03-31
Noble Innovations Inc
filed 2008-06-04
CIK 1220379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Copies of Communications to:

Stoecklein Law Group

4695 MacArthur Court,

Eleventh Floor

Newport Beach, CA 92660

(949) 798-5690

Fax (949) 258-5112

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Ruble 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on June 3, 2008, was 335,911 shares.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Noble Innovations, Inc.
(a Development Stage Company)
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2008	2007
	(Unaudited)
Assets

Current assets:
Cash	$12,080	$6,165
Inventory	72,498	36,418
Total current assets	84,578	42,583

Equipment, net	32,882	34,100

Other Assets	13,000	19,200

Total assets	$130,460	$95,883

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable	$269,534	$314,775
Accrued expenses	57,067	18,453
Accrued salaries, officer	128,300	97,500
Accrued salaries	117,171	49,388
Notes payable, related party	185,824	169,527
Stock subscriptions payable	135,500	-
Deferred Income	39,078	18,428
Total current liabilities	932,474	668,071

Stockholders' (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.001 par value, 5,000,000 shares authorized,
265,507 and 250,500 shares issued
and outstanding, respectively (a)	266	251
Additional paid-in capital	1,353,141	349,656
(Deficit) accumulated during development stage	(2,155,421)	(922,095)
	(802,014)	(572,188)

Total liabilities and stockholders' (deficit)	$130,460	$95,883

(a) Adjusted to reflect a 1 for 20 reverse split of the common stock effective May 20, 2008.

The accompanying notes are an integral part of these financial statements.

Noble Innovations, Inc.
(a Development Stage Company)
Condensed Consolidated Statements of Operations

	For the three months ended		September 27, 2002
	March 31,		(Inception) to
	2008	2007	March 31, 2008
	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$55,069
Cost of goods sold	-	-	51,201
	-	-	3,868

Expenses:
General and administrative	49,439	-	185,147
Professional fees	672,252	21,885	948,429
Promotional and marketing	23,067	-	106,168
Salaries, officers	87,300	-	293,550
Salaries	400,050	-	624,780
Depreciation	1,218	-	1,218
Total expenses	1,233,326	21,885	2,159,292

Net operating (loss)	(1,233,326)	(21,885)	(2,155,424)

Other income
Interest income	-	-	3
Total other income	-	-	3

Net (loss)	$(1,233,326)	$(21,885)	$(2,155,421)

Weighted average number of common shares
outstanding - basic and fully diluted	260,390	968,285

Net (loss) per share - basic & fully diluted (a)	$(4.736)	$(0.023)

(a) Adjusted to reflect a 1 for 20 reverse split of the common stock effective May 20, 2008.

The accompanying notes are an integral part of these financial statements.

Noble Innovations, Inc.
(a Development Stage Company)
Condensed Consolidated Statements of Cash Flows

	For the three months ended		September 27, 2002
	March 31,		(Inception) to
	2008	2007	March 31,
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net (loss)	$(1,233,326)	$(21,885)	$(2,155,421)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Depreciation	1,218	-	1,218
Shares issued for services, related party	357,500	-	466,250
Shares issued for services	646,000	-	646,000
Decrease (increase) in assets:
Inventory	(36,080)	-	(72,498)
Other assets	6,200	-	(13,000)
Increase (decrease) in liabilities:
Accounts payable	(45,241)	19,535	269,534
Accrued expenses	38,614	-	57,067
Accrued salaries, officer	30,800	-	128,300
Accrued salaries	67,783	-	117,171
Deferred income	20,650	-	39,078
Net cash (used) by operating activities	(145,882)	(2,350)	(516,301)

Cash flows used in investing activities
Purchase of equipment	-	-	(34,100)
Net cash used by investing activities	-	-	(34,100)

Cash flows from financing activities
Proceeds from notes payable, related parties	173,000	-	342,527
Payments on notes payable, related parties	(156,703)	-	(156,703)
Proceeds from the sale of common stock	135,500	-	372,657
Repurchase of common stock	-	-	(2,500)
Donated capital	-	-	6,500
Net cash provided by financing activities	151,797	-	562,481

Net increase (decrease) in cash	5,915	(2,350)	12,080
Cash, beginning	6,165	70,557	-
Cash, ending	$12,080	$68,207	$12,080

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Nobel Innovations, Inc.

(Development Stage Company)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for a full year. Certain amounts in the prior year statements have been reclassified to conform to the current year presentations. The statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s audit for the period ended December 31, 2007.

On May 16, 2007, the Company changed its name from XSInventory to Noble Innovations, Inc.

Note 2 – Going concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon attaining profitable operations based on the development of products that can be sold. We intend to use borrowings and security sales to mitigate the effects of our cash position, however, no assurance can be given that debt or equity financing, if and when required, will be available. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities should we be unable to continue in existence.

Note 3 – Related party

On May 16, 2007, the Company entered into a termination and retirement agreement with Michael Evangelista, the sole officer. Pursuant to the agreement, the Company agreed to pay Mr. Evangelista a one time payment of $2,500 and in exchange for the return all of his outstanding shares totaling 14,965,695.

On May 16, 2007, the Company entered into a three year employment agreement with Mr. James Cole, to serve as its President. Pursuant to the agreement, the Company has agreed to pay Mr. Cole annual compensation of $180,000 in year one; $198,000 in year two; and $218,000 in year three. Further the Company has issued 100,000 shares of its common stock valued at $450,000 which will be amortized over the three year term of the agreement. Additionally, Mr. Cole will have the ability to earn 300,000 shares in the event certain production and sales milestone are achieved.  The Company has expensed $82,500 as executive compensation during the three month period ending March 31, 2008.

On May 21, 2007, the Company entered into a two year employment agreement with L. Fred Huggins, to serve as its Vice President of Sales and Marketing. Pursuant to the agreement, the Company has agreed to pay Mr. Huggins annual compensation in the amount of $150,000.

Nobel Innovations, Inc.

(Development Stage Company)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Further the Company has agreed to issue 10,000 shares of its common stock valued at $48,000 which will be amortized over the two year term of the agreement. Additionally Mr. Huggins will be granted an additional 10,000 shares at each one year anniversary date of his employment. The Company has expensed $43,500 as compensation during the three month period ending March 31, 2008.

Through March 31, 2008, the Company received net proceeds of $68,824 from the CEO and $117,000 from significant shareholders to fund current operations. The unsecured promissory notes are non-interest bearing and due on demand.

On January 31, 2008 the Company issued 100,000 shares of its common stock as a bonus for services performed to its Vice President of Sales & Marketing. The fair market value of the shares was $320,000.

Note 4 – Notes payable, related parties

Notes payable, related party consists of the following at March 31, 2008 and December 31, 2007, respectively:

	2008	2007
Related party - unsecured debenture, due on demand for operating expenses advanced from the CEO. The debenture is non-interest bearing.	$ 68,824	$ 169,526
Related party - unsecured debenture, due on demand for operating expenses advanced from significant shareholders. The debenture is non-interest bearing.	117,000	-
Total debt	185,824	169,526
Less: current portion	185,824	169,526
Long-term debt, less current portion	$ -	$ -

Future maturities of notes payable, related parties are as follows as of March 31, 2008:

2008	$185,824
2009	-
2010	-
2011	-
2012	-
Thereafter	-
$185,824

Note 5 – Stock subscriptions payable

During the three months ending March 31, 2008, the Company received a total of $135,500 from eight accredited investors in exchange for a total of 5,900 shares of common stock as adjusted for the 20 for 1 reverse stock split on May 20, 2008 at prices ranging from $0.50 to $3.00 per share. The shares of common stock were subsequently issued on April 24, 2008.

Nobel Innovations, Inc.

(Development Stage Company)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Commitment and contingencies

On January 1, 2008, the Company entered into a two year employment agreement with a Director of Engineering. Pursuant to the agreement, the Company has agreed to pay an annual compensation in the amount of $115,000. In addition, the Company has agreed to provide an allowance of $500 to $1,000 monthly to enroll in an individual health insurance program until the Company can establish a group plan for its employees.

Note 7 – Stockholders’ equity

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

On May 16, 2007, the Company paid the former CEO, Mr. Evangelista, a one time payment of $2,500 in exchange for the return of all of his outstanding shares totaling 14,965,695.

On May 16, 2007 the Company issued 100,000 shares of its common stock pursuant to an employment agreement with its President. The fair value of the shares was $450,000 and will be amortized over the term of the employment agreement. As of March 31, 2008, the Company

Nobel Innovations, Inc.

(Development Stage Company)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

recorded expenses of $131,250 as additional executive compensation, of which $37,500 was expensed during the three month period ending March 31, 2008.

On May 21, 2007, the Company authorized the issuance of 10,000 shares of its common stock pursuant to an agreement with it Vice President of sales. The fair value of the shares was $48,000 and will be amortized over the two year term of the agreement. As of March 31, 2008, the Company expensed $21,000 as additional compensation, of which $6,000 was expensed during the three month period ending March 31, 2008.

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

On January 31, 2008 the Company issued 600,000 shares of its common stock as a bonus for services performed to its CEO. The bonus was subsequently rescinded and the shares were cancelled and returned to treasury.

On May 20, 2008 the Company performed a reverse stock split of 1:20 shares of common stock. The Company’s financial statements herein have been adjusted retroactively to reflect the adjusted shares.

Note 8 – Subsequent Events

On April 17, 2008 the Company issued 528,500 shares of its common stock for the conversion of notes payable and financial consulting fees to a financial services consulting firm.

On April 23, 2008 the Company issued 600,000 shares of its common stock to an individual for the purchase of a 5% investment in Noble Systems, Inc. a private company. The shares were valued at $660,000.

On April 24, 2008 the Company sold 118,000 shares of its common stock to eight different accredited investors as part of a private placement offering at prices ranging from $1.00 to $3.00 per share. The Company received total proceeds of $135,500 during the three months ending March 31, 2008.

On April 24, 2008 the Company authorized and issued 161,580 shares of its common stock as a bonus for services performed to its President. The fair market value of the shares on the grant date was $210,054.

On May 20, 2008 the Company effectuated a 1:20 reverse stock split. The Company’s financial statements have been retroactively restated to reflect the reverse split.

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

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made. You should, however, consult further disclosures we make in future filings of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see Item 1A. Risk Factors in this document and in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Item 2. Management’s Discussion and Analysis and Plan of Operation

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

During the fourth quarter of 2007, we showcased our first “green” product of the Viridian Truly Tankless water heater to the building community at the 2007 Excellence in Building Conference & Expo in St. Paul, Minnesota. The tankless water heaters can be used for whole-house applications. Additionally during the first quarter of 2008, we had an exhibit showcasing the tankless water heaters to the building community at the 2008 International Builders’ Show in Orlando, Florida. In addition to showing the tankless water heater we had our first sale of products in October 2007, although shipment of the water heaters has not taken place as of the date of this filing. We anticipate upon proper funding being accomplished that we will be able to complete the shipment of this order during fiscal 2008.

Results of Operations for the three months ended March 31, 2007

As previously mentioned above, we changed our previous business focus to pursue a new line of energy efficient products during the second quarter of 2007. As a result of this business change, the financial statements for the three months ended March 31, 2008 and 2007 are not directly comparable as the Company was in engaged in a different line of business during 2007 than what is currently pursuing in 2008. However, we have only recently commenced operations of the new business plan and are still in the early stage of development. Therefore, we have not experienced any revenues or cost of goods related to this change in business operations.

EXPENSES:

The following table summarizes selected items from the statement of operations for the three months ended March 31, 2008 compared to March 31, 2007.

	The Three Months Ended March 31,		Increase / (Decrease)
	2008	2007	$	%
General and Administrative expenses	$ 49,439	--	$ 49,439	--

Professional fees	672,252	21,885	650,367	2,972%

Promotional and marketing	23,067	--	23,067	--

Salaries and wages (total)	487,350	--	487,350	--

Depreciation	1,218	--	1,218	--

Net operating (loss)	$ (1,233,326)	$ (21,885)	$ 1,211,441	5,535%

General and Administrative expenses:

General and administrative expenses were $49,439 for the three months ended March 31, 2008 versus having no general and administrative expenses during the three months ended March 31, 2007. The primary increase in general and administrative expenses was due to the Company’s expansion in the energy efficient industry. Previously during the three months ended March 31, 2007, we operated our business of acquiring excess inventory and resold the inventory through various internet channels of distribution, which ultimately did not incur much general and administrative expense. However, as we enter into our new line of business we expect to incur higher general and administrative expenses.

Professional fees:

During the three months ended March 31, 2008, we experienced $672,252 in professional fees as compared to $21,885 for the three months ended March 31, 2007. This amounted to $650,367 increase for the comparable periods in 2008 and 2007. Once again a significant portion of the increase relates to our new line of business but during the first quarter of 2007, we did incur some professional fees related to our public offering.

Salaries and wages:

Total salaries and wages expenses, which include those associated with our appointed officers in our new line of business, were $487,350 for the three months ended March 31, 2008 versus no salary and wage expenses for the three months ended March 31, 2007. As of March 31, 2008, we accrued salary for Mr. Cole in the amount of $128,300. Prior to changing our business focus, we did not experience high salaries and wages expenses as a result of our former officer not being paid a salary. However, during the second quarter of 2007, we executed two employment agreements with our newly appointed officers and have experienced expenses associated with these agreements through the current period.

Net Operating (Loss):

The net loss for the three months ended March 31, 2008 was $1,233,326, versus a net loss of $21,885 for the three months ended March 31, 2007, which was an increase in net loss of $1,211,441. Our total expenses increased as a result of our new business pursuit during the second half of 2007. Since transitioning into the new line of business, we experienced higher promotional and marketing expenses that we had not previously experienced as well as over all increases in all other expenses. These additional expenses attribute to the higher net operating loss. As we continue in our new pursuit of business, we anticipate we will continue to incur increases in our expenses than previously experienced.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total current assets, liabilities and working capital at March 31, 2008 compared to December 31, 2007.

	March 31, 2008	December 31, 2007	Increase / (Decrease)
			$	%

Current Assets	$84,578	$42,583	$41,995	99%

Current Liabilities	$932,474	$668,071	$264,403	40%

Working Capital (Deficit)	$(847,896)	$(625,488)	$222,408	36%

Cash used in our operating activities totaled $145,882, representing our decrease in cash balances at March 31, 2008. As of March 31, 2008, we only had $12,080 in cash which is not enough to sustain operations. Our future capital requirements will depend on many factors, including the expansion of our business in the energy efficient products, established sales of these products, addition of new revenue sources, cost and availability of third-party financing for development, and the legal and administrative expenses. As we expand our activities in a new business plan, we may continue to experience net negative cash flows from operations.

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

We have capitalized our company with loans from officers. As of March 31, 2008, we owe approximately $68,824 to our current President, James Cole, for loans given to the Company. The money received has been used for operational expenses. We have executed a non-interest bearing note with Mr. Cole for this amount which is due on demand. In addition, we had received our original capitalization through the sale of our common stock registered under an SB-2 registration in the amount of $98,000. We utilized those funds for our corporate organization, payment of audit fees, inventory purchases, general and administrative expenses, and payment of employee salaries.

As of March 31, 2007, we had available cash of $12,080, which will not be enough to pursue our new line of business. With the intention to pursue a new line of business, during the next twelve months we plan to seek financing opportunities to enhance our growth plan in energy efficient technology. We plan to seek additional funding for operations through equity and/or debt or other means that may become available to us. If we are not able to receive any additional funds, we cannot continue our proposed business operations.

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

During the second quarter of 2007, we entered into an employment agreement with our Chief Executive Officer, James A. Cole. The agreement is for a three year term and we agreed to pay Mr. Cole a base salary of $180,000 for the first year, $198,000 for the second year, and $218,000 for the third year of employment. Also, during the second quarter of 2007, we executed an employment agreement with L. Fred Huggins, to serve as our Vice President of Sales and Marketing. Mr. Huggins agreed to serve in this position for two years and we agreed to compensate him a base salary of $150,000 per year.

During the three months ended March 31, 2008, we entered into a 2 year employment agreement with a Director of Engineering, whereby the Company has agreed to annual compensation of $115,000 in addition to an allowance of $500 to $1,000 for individual health insurance until the Company can establish a group plan for its employees. As we continue under our proposed line of business, we may need to hire additional employees. In the interim, we intend to use the services of independent consultants and contractors to perform various professional services when appropriate. We believe the use of third-party service providers may enhance our ability to contain general and administrative expenses.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon attaining profitable operations based on the development of products that can be sold. We intend to use borrowings and security sales to mitigate the effects of our cash position, however, no assurance can be given that debt or equity financing, if and when required, will be available. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities should we be unable to continue in existence.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

This item in not applicable as we are considered a smaller reporting company.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Principal Financial Officer, Mr. James Cole, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on the evaluation, Mr. Cole concluded that our disclosure controls and procedures are not effective in timely alerting him to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings, for the following reasons:

•	The Company does not have an independent board of directors or audit committee or adequate segregation of duties;
•	All of our financial reporting is carried out by our financial consultant;
•	We do not have an independent body to oversee our internal controls over financial reporting and lack segregation of duties due to the limited nature and resources of the Company.

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

We anticipate that our products and specifically that of the tankless water heater will be marketed and sold to new residential and commercial construction. The strength of residential and commercial construction depends on new housing starts and business investment, which are a function of many factors beyond our control, including interest rates, employment levels, availability of credit and consumer confidence. Downturns in these markets could result in lower revenues and lower profitability. New housing starts declined in 2006, which have continued through 2008 and the pace may continue at lower levels than previously expected or decline further.

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

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. More specifically, FINRA has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission. Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTC Bulletin Board for failure to timely file twice in a two-year period then we will be ineligible for quotation on the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dea! lers to sell our securities and the ability of stockholders to sell their securities in the secondary market. As of the date of this filing, we have one late filing reported by FINRA.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 31, 2008, we issued 100,000 shares to our vice president of marketing and sales, Fred Huggins, as a bonus for services performed. The shares were issued on February 11, 2008.

On January 31, 2008, we issued a total of 200,000 shares (100,000 each) to 2 individuals as compensation for services performed for the company. The shares were issued on February 11, 2008.

On January 31, 2008, we issued 600,000 shares of our common stock to our Chief Executive Officer as a bonus for services performed. The bonus was subsequently rescinded and the shares were cancelled and returned to treasury.

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

Subsequent Issuances

On April 17, 2008, the Company issued 528,500 shares of common stock to Cellinium Group for the conversion of notes payable and financial consulting fees provided to the Company.

On April 23, 2008, the Company issued 600,000 shares of common stock to an individual in exchange for a 5% investment in Noble Systems, Inc., a private company.

On April 25, 2008, the Company issued 161,580 shares to its CEO, Mr. James Cole, as a bonus for services performed.

On April 25, 2008, the Company issued approximately 118,000 shares of its common stock that had been sold to 8 accredited investors through a private placement offering at prices ranging from $1.00 to $3.00 per share.

Issuer Purchases of Equity Securities

We did not repurchase any of our securities during the quarter ended March 31, 2008.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Section 3 – Securities and Trading Markets

Item 3.03 Material Modifications to Rights of Security Holders

A one for twenty reverse stock split (the “Reverse Split”) of the Company’s common stock, par value $0.001 per share was approved on April 30, 2008. The effective date of the reverse split is May 20, 2008. The Reverse Split was approved by the Board of Directors without stockholder approval in accordance with the authority conferred by Section 78.207 of the Nevada Revised Statutes. The Company filed a Certificate of Change pursuant to Section 78.209 of the Nevada Revised Statutes with the Nevada Secretary of State. A copy of the Certificate of Change is filed herewith as Exhibit 3(i)(d). The Certificate of Change also reduced the number of authorized shares of common stock of the Company at a ratio of one for twenty.

Pursuant to the reverse split, holders of the Company’s common stock are deemed to hold one (1) post-split share of the Company’s common stock for ever twenty (20) shares of the Company’s issued and outstanding common stock as classified immediately prior to the close of business on the Effective Date. No fractional shares of the Company’s common stock will be issued in connection with the reverse split.

Section 5 – Corporate Governance and Management

Item 5.03 Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year

As described in Item 3.03 above, the Company filed a Certificate of Change with the Nevada Secretary of State in connection with the Reverse Split.

The Certificate of Change affects the Reverse Split and amends the Registrant’s Articles of Incorporation to decrease the authorized number of shares of the Registrant’s common stock from one hundred million (100,000,000) to five million (5,000,000).

In addition, effective May 20, 2008, the Company’s quotation symbol on the Over-the-Counter Bulletin Board was changed from NBIV to NBOV.

Item 6. Exhibits

Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit	Filing date
3(i)(a)	Articles of Incorporation of XSInventory		SB-2		3(i)(a)	8/27/04
3(i)(b)	Articles of Incorporation of Creative Excess		SB-2		3(i)(b)	8/27/04
3(i)(c)	Articles of Incorporation of Noble Innovations	X
3(i)(d)	Certificate of Change	X
3(ii)(a)	Bylaws of the XSInventory		SB-2		3(ii)(a)	8/27/04
3(ii)(b)	Bylaws of Creative Excess		SB-2		3(ii)(b)	8/27/04
4	Stock Certificate Specimen		SB-2		4(c)	8/27/04
10.1	Restated Lock Up Agreement		SB-2		10.1	8/27/04
10.2	Office Lease		SB-2		10.2	8/27/04
10.3	Renewal Addendum to Office Lease 2005		SB-2		10.3	8/27/04
10.4	User Agreement		SB-2		10.4	8/27/04
10.5	Agent for the Issuer Letter Agreement		SB-2		10.5	8/27/04
10.6	Subscription Agreement		SB-2		10.6	8/27/04
10.7	Termination and Retirement Agreement with Michael Evangelista		8-K		10.7	5/23/07
10.8	Employment Agreement with James Cole		8-K		10.8	5/23/07
10.9	Employment Agreement with Fred Huggins		8-K		10.9	6/27/07
31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOBLE INNOVATIONS, INC.

(Registrant)

By:/s/ James A Cole
James A. Cole, President &
Chief Executive Officer (On behalf of
the registrant and as principal accounting
officer)

Date: June 4, 2008