Form 10-Q
period 2008-06-30
Noble Innovations Inc
filed 2008-08-15
CIK 1220379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

The number of shares of Common Stock, $0.001 par value, outstanding on August 12, 2008, was 11,834,040 shares.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Noble Innovations, Inc.
(a Development Stage Company)
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2008	2007
Assets	(Unaudited)

Current assets:
Cash	$2,258	$6,165
Inventory	72,498	36,418
Total current assets	74,756	42,583

Equipment, net	66,801	34,100

Other assets:
Intangible assets, patents	48,274,161	-
Deposits	19,450	19,200
Total other assets	48,293,611	19,200

Total assets	$48,435,168	$95,883

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable	$312,656	$314,775
Accrued expenses	85,350	18,453
Accrued salaries, officer	28,100	97,500
Accrued salaries	155,590	49,388
Notes payable, related party	126,500	169,527
Deferred Income	39,078	18,428
Total current liabilities	747,274	668,071

Stockholders' (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized
400,000 and -0- shares issued and outstanding, respectively	400	-
Common stock, $0.001 par value, 50,000,000 shares
authorized, 11,834,040 and 250,500 shares issued
and outstanding, respectively (a)	11,834	251
Additional paid-in capital	51,050,121	349,656
(Deficit) accumulated during development stage	(3,374,461)	(922,095)
	47,687,894	(572,188)

Total liabilities and stockholders' (deficit)	$48,435,168	$95,883

(a) Adjusted to reflect a 1 for 20 reverse split of the common stock effective May 20, 2008.

The accompanying notes are an integral part of these financial statements.

Noble Innovations, Inc.
(a Development Stage Company)
Condensed Consolidated Statements of Operations

	For the three months ended		For the six months ended		September 27, 2002
	June 30,		June 30,		(Inception) to
	2008	2007	2008	2007	June 30, 2008
	(Unaudited)	(Unaudited)			(Unaudited)

Revenue	$-	$-	$-	$-	$55,069
Cost of goods sold	-	-	-	-	51,201
	-	-	-	-	3,868

Expenses:
General and administrative	52,513	7,670	101,952	10,055	237,660
Professional fees	84,237	15,500	756,489	35,000	1,032,666
Promotional and marketing	27,883	10,000	50,950	10,000	134,051
Salaries, officers	297,354	41,250	384,654	41,250	590,904
Salaries	80,050	19,500	480,100	19,500	704,830
Depreciation	1,253	-	2,471	-	2,471
Total expenses	543,290	93,920	1,776,616	115,805	2,702,582

Net operating (loss)	(543,290)	(93,920)	(1,776,616)	(115,805)	(2,698,714)

Other income (expenses):
Financing costs	(675,750)	-	(675,750)	-	(675,750)
Interest income	-	3	-	3	3
Total other income (expenses)	(675,750)	3	(675,750)	3	(675,747)

Net (loss)	$(1,219,040)	$(93,917)	$(2,452,366)	$(115,802)	$(3,374,461)

Weighted average number of common shares
outstanding - basic and fully diluted	1,835,940	617,791	1,048,165	792,073

Net (loss) per share - basic & fully diluted (a)	$(0.66)	$(0.15)	$(2.34)	$(0.15)

(a) Adjusted to reflect a 1 for 20 reverse split of the common stock effective May 20, 2008.

The accompanying notes are an integral part of these financial statements.

Noble Innovations, Inc.
(a Development Stage Company)
Condensed Consolidated Statements of Cash Flows

	For the six months ended		September 27, 2002
	June 30,		(Inception) to
	2008	2007	June 30,
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net (loss)	$(2,452,366)	$(115,802)	$(3,374,461)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Depreciation	2,471	-	2,471
Shares issued for services, related party	1,442,804	-	1,551,554
Shares issued for services	640,000	21,750	640,000
Shares issued for conversion of notes payable	117,000	-	117,000
Decrease (increase) in assets:
Inventory	(36,080)	(8,639)	(72,498)
Intangible assets, patents	-	-	-
Other assets	(250)	-	(19,450)
Increase (decrease) in liabilities:
Accounts payable	(2,119)	19,454	312,656
Accrued expenses	66,897	11,669	85,350
Accrued salaries, officer	(69,400)	-	28,100
Accrued salaries	106,202	-	155,590
Deferred income	20,650	-	39,078
Net cash (used) by operating activities	(164,191)	(71,568)	(534,610)

Cash flows used in investing activities
Purchase of equipment	(1,000)	-	(35,100)
Net cash used by investing activities	(1,000)	-	(35,100)

Cash flows from financing activities
Proceeds from notes payable, related parties	126,500	4,750	296,027
Payments on notes payable, related parties	(100,843)	-	(100,843)
Proceeds from the sale of common stock	135,500	-	372,657
Repurchase of common stock	-	(2,500)	(2,500)
Donated capital	-	-	6,500
Net cash provided by financing activities	161,157	2,250	571,841

Net increase (decrease) in cash	(4,034)	(69,318)	2,131
Cash, beginning	6,165	70,557	-
Cash acquired in merger	127	-	127
Cash, ending	$2,258	$1,239	$2,258

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non cash disclosures:
Shares issued for merger (11,528,129 shares)	$48,377,235	$-	$48,377,235

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

On May 16, 2007, the Company changed its name from XSInventory to Noble Innovations, Inc. (NII).

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

Note 3 – Business combination

On June 18 the Company entered into an acquisition agreement and plan of merger whereby the Company acquired the remaining 95% outstanding interest of Noble Systems, Inc. (NSI) in exchange for stock on a 1.15 to 1 basis, resulting in the issuance of 11,498,107 shares.  The fair market value of the shares was $47,717,144. The Company had acquired the original 5% interest from an NSI shareholder on April 17, 2008 in exchange for 600,000 shares of common stock at a fair market value of $660,000.

The merger provides NII with valuable intellectual property that is an integral part of our business and will continue to be so through the duration of the patent.  NSI has applied for a patent that consists of technology used in the modular heating system of tankless water heaters.  This patent was first applied for in May of 2008 under application number 12/151,675 and NII will continue with the application process and have the patent assigned from NSI to NII.

Pursuant to SFAS 141 (R), the Company has recognized the identifiable assets acquired and liabilities assumed as follows:

June 18, 2008
Consideration:
Equity instruments (600,000 shares issued of NII1)	$660,000
Equity instruments (11,498,107 shares issued of NII2)	47,717,144
Fair value of total consideration exchanged	$48,377,144

Recognized amounts of identifiable assets
acquired and liabilities assumed:
Cash	$127
Equipment	34,172
Note receivable, related party	68,684
Intangible assets, patents	48,274,161
Total identifiable net assets	$48,377,144

1 The fair value of the 600,000 common shares issued as part of the consideration paid for 5% of NSI was determined on the basis of the closing market price of NII’s common shares on the issuance date of April 23, 2008.

2 The fair value of the 11,498,129 common shares issued as part of the consideration paid for the remaining 95% of NSI was determined on the basis of the closing market price of NII’s common shares on the acquisition date of June 18, 2008.

3 The consideration paid in excess of the fair value of assets acquired and liabilities assumed has been allocated towards the identifiable intangible patents acquired. The estimated net future cash flows from these patents are deemed to be approximately $3,000,000 annually based on management’s opinion at the time of acquisition.

There were no revenues or expenses from NSI included in NII’s condensed consolidated statements of operations due to NSI’s inactivity between the acquisition date of June 18, 2008 and June 30, 2008. The unaudited supplemental pro forma results of operations of the combined entity had the acquisition date been January 1, 2008 or January 1, 2007 are as follows:

	Combined Pro Forma:
	For the six months ending June 30, 2008	For the six months ending June 30, 2007
	(Unaudited)	(Unaudited)
Expenses:
General and administrative	$102,101	$207,347
Research and Development	-	357,022
Professional fees	752,260	79,964
Promotional and marketing	50,950	10,666
Salaries, officer	384,654	185,139
Salaries	480,100	73,880
Depreciation	6,943	1,150
Total Expenses	1,777,008	915,168

Net operating (loss)	(1,777,008)	(915,168)

Other income (expenses):
Financing costs	(675,750)	-
Interest income	-	3
Total other income (expense)	(675,750)	3

Net (loss)	$(2,452,758)	$(915,165)

Management believes the patents and other assets acquired will enable the Company to enhance their product line and enable the Company to bring those products to market sooner.

Note 4 – Related party

On May 16, 2007, the Company entered into a termination and retirement agreement with Michael Evangelista, the sole officer. Pursuant to the agreement, the Company agreed to pay Mr. Evangelista a one time payment of $2,500 and in exchange for the return all of his outstanding shares totaling 14,965,695.

On May 16, 2007, the Company entered into a three year employment agreement with Mr. James Cole, to serve as its President. Pursuant to the agreement, the Company has agreed to pay Mr. Cole annual compensation of $180,000 in year one; $198,000 in year two; and $218,000 in year three. Further the Company has issued 100,000 shares of its common stock valued at $450,000 which will be amortized over the three year term of the agreement. Additionally, Mr. Cole will have the ability to earn 300,000 shares in the event certain production and sales milestone are achieved. Mr. Cole is further entitled to two (2) cash bonuses of $50,000 each. The first bonus will be earned upon completion of a marketable product and the second upon successful sale and shipment of the product. The Company has expensed $384,654 as executive compensation during the six month period ending June 30, 2008.  The compensation in excess of the employment agreement is a result of the fair market value of certain stock awards issued as bonuses.

On May 21, 2007, the Company entered into a two year eOn May 21, 2007, the Company entered into a two year employment agreement with L. Fred Huggins to serve as its Vice President of Sales and Marketing. Pursuant to the agreement, the Company has agreed to pay Mr. Huggins annual compensation in the amount of $150,000. Further the Company has agreed to issue 10,000 shares of its common stock valued at $48,000 which will be amortized over the two year term of the agreement. Additionally Mr. Huggins will be granted an additional 10,000 shares at each one year anniversary date of his employment.  The Company has expensed $63,500 as compensation during the six month period ending June 30, 2008.

On January 31, 2008 the Company issued 5,000 shares of its common stock as a bonus for services performed to its Vice President of Sales & Marketing. The fair market value of the shares was $320,000.

During the six month period ending June 30, 2008, the Company issued 3,900 shares valued at $117,000 as repayment on previous loans, and received additional net proceeds of $126,500 from significant shareholders to fund current operations. The unsecured promissory notes are non-interest bearing and due on demand.

During the six month period ending June 30, 2008, the Company repaid $140 of previous loans made from the CEO, and due to the consolidation of the newly acquired Company, Noble
Systems, Inc. (NSI), have eliminated the remaining $68,824 note payable against an offsetting $68,824 note receivable to NSI.

On April 17, 2008 the Company issued 22,525 shares of its common stock to significant shareholders as a financing cost for services provided. The fair market value of the shares was $675,750.

On April 24, 2008 the Company issued 8,079 shares of its common stock as a bonus for services performed to its CEO. The fair market value of the shares was $210,054.

On June 12, 2008 the Company issued 400,000 shares of its 6% series A non-convertible preferred stock as payment on accrued wages. The shares carry a mandatory 12-month redemption clause in which the shares may be redeemed for cash at a rate of $0.60 per share. The fair market value of the shares was $150,000.

On June 18, 2008 the Company issued 11,498,107 shares of its common stock as part of a merger with Noble Systems, Inc. (NSI). The Company acquired the remaining outstanding 95% interest in NSI on a basis of 1.15 shares of Noble Innovations, Inc. in exchange for each of the 9,998,354 outstanding shares of NSI. The fair market value of the shares was $47,717,144. Mr. Cole, our President, CEO and director is also the President, CEO, and director of Noble Systems, Inc.

Note 5 – Notes payable, related parties

Notes payable, related party consists of the following at June 30, 2008 and December 31, 2007, respectively:

	2008	2007
Related party - unsecured debenture, due on demand for operating expenses advanced from the CEO. The debenture is non-interest bearing.	$-	$169,526
Related party - unsecured debenture, due on demand for operating expenses advanced from significant shareholders. The debenture is non-interest bearing.	126,500	-
Total debt	126,500	169,526
Less: current portion	126,500	169,526
Long-term debt, less current portion	$-	$-

Future maturities of notes payable, related parties are as follows as of June 30, 2008:

2008	$126,500
2009	-
2010	-
2011	-
2012	-
Thereafter	-
$126,500

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

Note 7 – Stockholders’ equity

The Company is authorized to issue 10,000,000 shares of it $0.001 par value preferred stock and 50,000,000 shares of its $0.001 par value common stock.

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

On May 16, 2007 the Company issued 100,000 shares of its common stock pursuant to an employment agreement with its President. The fair value of the shares was $450,000 and will be amortized over the term of the employment agreement. As of March 31, 2008, the Company recorded expenses of $131,250 as additional executive compensation, of which $37,500 was expensed during the three month period ending March 31, 2008.

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

On April 17, 2008 the Company issued 3,900 shares valued at $117,000 to significant shareholders as repayment on previous loans.

On April 17, 2008 the Company issued 22,525 shares of its common stock to significant shareholders as a financing cost for services provided. The fair market value of the shares was $675,750.

On April 23, 2008 the Company issued 600,000 shares of its common stock to an individual for the purchase of a 5% investment in Noble Systems, Inc. a private company. The shares were valued at $660,000.

On April 24, 2008 the Company issued 8,079 shares of its common stock as a bonus for services performed to its CEO. The fair market value of the shares was $210,054.

On April 24, 2008 the Company issued a total of 5,900 shares of common stock as adjusted for the 20 for 1 reverse stock split on May 20, 2008 at prices ranging from $0.50 to $3.00 per share to eight accredited investors in exchange for a total of $135,500 received during the three month period ending March 31, 2008.

On May 20, 2008 the Company performed a reverse stock split of 1:20 shares of common stock. The Company’s financial statements herein have been adjusted retroactively to reflect the adjusted shares.

On June 12, 2008 the Company issued 400,000 shares of its 6% series A non-convertible preferred stock as payment on accrued wages. The shares carry a mandatory 12-month redemption clause in which the shares may be redeemed for cash at a rate of $0.60 per share. The fair market value of the shares was $150,000.

On June 13, 2008, the Company issued 22 shares of common stock to various individuals for fractional shares due to rounding in the reverse stock split on May 20, 2008.

On June 18, 2008 the Company issued 11,498,107 shares of its common stock as part of a merger with Noble Systems, Inc. (NSI). The Company acquired the remaining outstanding 95% interest in NSI on a basis of 1.15 shares of Noble Innovations, Inc. (NII) in exchange for each of the 9,998,354 outstanding shares of NSI. The fair market value of the shares was $47,717,144. See note 3.

Note 8 – Subsequent Events

On July 8, 2008 the Company entered into a two year consulting and advisory agreement with terms that required the Company to issue 250,000 warrants upon the execution of the agreement, exercisable at $0.40 per share over a five year term, as well as, 25,000 additional warrants exercisable at $1.00 per share over a five year term every ninety days thereafter. Additionally, the agreement contains a provision whereby the Company must issue an additional 75,000 warrants at $1.00 per share over a five year term for every increase in NII’s issued and outstanding shares amounting to 1,000,000 shares through one or more issuances.

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements.  All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

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

BUSINESS DEVELOPMENT SUMMARY

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

In connection with the name change and the intention to pursue a new line of business, on May 16, 2007, we appointed James A. Cole to serve as our new Chief Executive Officer of the Company and a member of our board of directors.  On May 21, 2007, we entered into an employment agreement with Mr. L. Fred Huggins to serve as our Vice President of Sales and Marketing.   Our new management intends to pursue energy efficient technology that is classified as “green” in nature.

On April 30, 2008, the Board of Directors approved a one for twenty reverse stock split (the “Reverse Split”) of the Company’s common stock, par value $0.001 per share.  The effective date of the reverse split was May 20, 2008.  The Reverse Split was approved by the Board of Directors without stockholder approval in accordance with the authority conferred by Section 78.207 of the Nevada Revised Statutes.  As a result of the Reverse Split the number of authorized shares of common stock of the Company was also reduced at a ratio of one for twenty.

Pursuant to the reverse split, holders of the Company’s common stock were deemed to hold one (1) post-split share of the Company’s common stock for ever twenty (20) shares of the Company’s issued and outstanding common stock as classified immediately prior to the close of business on May 20, 2008.  No fractional shares of the Company’s common stock were issued in connection with the reverse split.

On June 16, 2008, we obtained majority consent of our stockholders and amended our Articles of Incorporation to increase the authorized shares of common stock from 5,000,000 to 50,000,000.

CURRENT OPERATIONS

Since transitioning our business focus to providing and distributing “green” products, the Company has focused on pursuing various energy efficient technologies and has begun associating ourselves with various associations and societies that emphasize innovative, energy efficient and environmentally sensitive products in the building community.

During the fourth quarter of 2007, we showcased our first “green” product of the Viridian Truly Tankless water heater to the building community at the 2007 Excellence in Building Conference & Expo in St. Paul, Minnesota.  The tankless water heaters can be used for whole-house applications.  Additionally during the first quarter of 2008, we had an exhibit showcasing the tankless water heaters to the building community at the 2008 International Builders’ Show in Orlando, Florida.  In addition to displaying the tankless water heater we had our first sale of products in October 2007, although shipment of the water heaters has not taken place as of the date of this filing.  We anticipate upon proper funding being accomplished that we will be able to complete the shipment of this order during fiscal 2008.

On June 18, 2008, we completed an acquisition and plan of merger with Noble Systems Incorporated (“Noble Systems”), a Delaware corporation.  Pursuant to the acquisition and plan of merger agreement, Noble Systems merged into Noble Innovations, Inc. and Noble Innovations agreed to issue 1.15 shares of its common stock for 1 share of Noble Systems issued and outstanding shares.  As a result of this exchange, Noble Innovations acquired all the outstanding assets of Noble Systems which consisted of testing machinery and miscellaneous small machine tools used in the development of the Viridian Tankless Water heaters.  Noble Systems also held intellectual property in the form of a provisional patent granted during the development of the Viridian water heater.

Results of Operations for the three and six months ended June 30, 2008

As previously mentioned above, we changed our previous business focus to pursue a new line of energy efficient products during the second quarter of 2007.  As a result of this business change, the financial statements for the three and six months ended March 31, 2008 and 2007 are not directly comparable as the Company was in engaged in a different line of business during the first part of 2007 than what we are currently pursuing in 2008.  However, our new business plan is still in the early stage of development.  Therefore, we have not experienced any revenues or cost of goods related to this change in business operations.

EXPENSES:

The following table summarizes selected items from the statement of operations for the three and six months ended June 30, 2008 compared to June 30, 2007.

	Three Months Ended		Increase/Decrease	Six Months Ended		Increase/ Decrease
	2008	2007	%	2008	2007	%
General and Administrative expenses	$52,513	$7,760	577%	$101,952	$10,055	914%

Professional fees	84,237	15,500	443%	756,489	35,000	2,061%

Promotional and marketing	27,883	10,000	179%	50,950	10,000	410%

Salaries and wages (total)	377,404	60,750	521%	864,754	60,750	1,323%

Depreciation	1,253	-	--	1,253	-	--

Net operating (loss)	$(543,290)	$(93,920)	478%	$(1,776,616)	$(115,805)	1,434%

General and Administrative expenses:

General and administrative expenses were $52,513 for the three months ended June 30, 2008 versus $7,760 of general and administrative expenses during the three months ended June 30, 2007.  Additionally, the general and administrative expenses increased 914% from $10,055 during the six months ended June 30, 2007 as compared to $101,952 for the six months ended June 30, 2008.  The primary increase in general and administrative expenses was due to the Company’s expansion in the energy efficient industry, which began in May of 2007.  Prior to May 2007, we operated our business of acquiring excess inventory and resold the inventory through various internet channels of distribution, which ultimately did not incur much general and administrative expense.  However, as we continue in our new line of business we expect to incur higher general and administrative expenses.

Professional fees:

During the three months ended June 30, 2008, we experienced $84,237 in professional fees as compared to $15,500 for the three months ended June 30, 2007.  Once again a significant portion of the increase relates to our new line of business but during the first quarter of 2007, we did incur some professional fees related to our public offering.

During the six months ended June 30, 2008, we incurred $756,489 in professional fees in contrast to $35,000 for the six months ended June 30, 2007.  This amounted to $721,489 increase for the comparable periods in 2008 and 2007.  Professional fees were primarily made up of stock being issued to multiple consultants for services performed for the Company.  We expect that we may continue to experience high professional fees as we continue to utilize consultants’ services.

Salaries and wages:

Total salaries and wage expenses, include the expenses associated with our appointed officers that began with our pursuit of a new line of business in May of 2007.  Since that time we have continued to experience higher salary expenses and our total salary expenses for the six months ended June 30, 2008 increased by 1,323%.  On June 12, 2008, we issued 400,000 shares of 6% Series A Non-Convertible Preferred Stock as payment on accrued wages to Mr. Cole, which had a fair market value of $150,000 at the time of their issuance.

For the three months ended June 30, 2008 we experienced $377,404 in salary expenses versus $60,750 in salary and wage expenses for the three months ended June 30, 2007.  As mentioned above, we made our transition into our new line of business in May of 2007 and in conjunction with this transition, we executed two employment agreements with our newly appointed officers.  The salary expenses during the three months ended June 30, 2007 were a result of the then newly executed employments agreements.  Since executing those agreements, we continued to experienced expenses associated with these agreements through the current period.  Prior to changing our business focus, we did not experience high salaries and wages expenses as a result of our former officer not being paid a salary.

Net Operating (Loss):

The net operating loss for the three months ended June 30, 2008 was $543,290 versus a net loss of $93,920 for the three months ended June 30, 2007, which was an increase in net loss of $449,370.  For the six months ended June 30, 2008 our net operating loss increased by $1,660,811.  Our total expenses increased as a result of our new business pursuit during the second half of 2007 and through the current period ended June 30, 2008.  During the six months ended June 30, 2008, we experienced our greatest increase in expenses in professional fees, which had previously been minimal.  However, we ultimately have had over all increases in all of our expenses.  These additional expenses attribute to the higher net operating loss. As we continue in our new pursuit of business, we anticipate we will continue to incur increases in our expenses than previously experienced.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total current assets, liabilities and working capital at June 30, 2008 compared to December 31, 2007.

	June 30,	December 31,	Increase / (Decrease)
	2008	2007	$	%

Current Assets	$74,756	$42,583	$32,173	76%

Current Liabilities	$747,274	$668,071	$79,203	12%

Working Capital (Deficit)	$(672,518)	$(625,488)	$47,030	8%

Cash used in our operating activities totaled $161,191, representing our decrease in cash balances at June 30, 2008.  As of June 30, 2008, we only had $2,258 in cash which is not enough to sustain operations.  Our working deficit only minimally increased though as a result of obtaining new inventory as a result of our recent merger with Noble Systems, Inc.  Our future capital requirements will depend on many factors, including the expansion of our business in the energy efficient products, established sales of these products, addition of new revenue sources, cost and availability of third-party financing for development, and the legal and administrative expenses.  As we expand our activities in a new business plan, we may continue to experience net negative cash flows from operations.

During the quarter ended June 30, 2008 we issued 400,000 shares of 6% Series A Non-Convertible Preferred Stock to Mr. James Cole as payment of his accrued wages.  The Preferred Stock carries a mandatory 12-month redemption clause in which the shares may be redeemed for cash at a rate of $0.60 per share.  Additionally, the holder of the Preferred Stock will be entitled to a preferred dividend at a rate of 6% per annum, which will be cumulative and may be paid in cash or additional shares of Preferred Stock at a price equal to $0.38 per share.

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

We have capitalized our company with loans from officers and related parties.  As of June 30, 2008, we owe approximately $126,500 to a related party, for loans given to the Company. The money received has been used for operational expenses. We have executed a non-interest bearing note for this amount which is due on demand. Originally, we had received our initial capitalization through the sale of our common stock registered under an SB-2 registration in the amount of $98,000. We utilized those funds for our corporate organization, payment of audit fees, inventory purchases, general and administrative expenses, and payment of employee salaries.

As of June 30, 2007, we had available cash of $2,258, which will not be enough to pursue our new line of business.  With the intention to pursue a new line of business, during the next twelve months we plan to seek financing opportunities to enhance our growth plan in energy efficient technology.  We plan to seek additional funding for operations through equity and/or debt or other means that may become available to us. If we are not able to receive any additional funds, we cannot continue our proposed business operations.

Summary of any product research and development that we will perform for the term of the plan.

 We anticipate contracting with outside engineering firms to provide the necessary research and development for our new line of business in energy efficient products as needed.  However, at this point in time, we are unable to estimate how much those costs may be.

Expected purchase or sale of plant and significant equipment.

As we engage in our proposed line of business of energy efficient products that are green in nature, we will need to purchase and install assembly fixtures and equipment over the next twelve months.  We anticipate we will need benches, fixtures, hand tools, and other material handling equipment; however, the exact amount is unknown at this point in time.  Additionally, we did acquire some equipment related to the production of the Viridian Tankless Water Heaters as a result of the Merger with Noble Systems

Significant changes in number of employees.

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

During the quarter ended June 30, 2008 we executed an acquisition and plan of merger agreement.  The acquired company and Noble Innovations has not operated as a combined entity and are not fully integrated.  Additionally, we may acquire other companies in the future, which we may not be able to integrate them successfully.

On June 18, 2008, we executed an acquisition and plan of merger agreement with Noble Systems Incorporated.  We may in the future also look to acquire additional companies that are consistent with our business plan of energy efficient products.  Each acquisition is subject to customary closing conditions; including the completion of due diligence reasonably satisfactory to us, the negotiation and execution of a definitive agreement, required regulatory approvals, and the acquired company providing audited financial statements as required by SEC rules and regulations.  We may not be able to complete these acquisitions if we are not satisfied with our due diligence investigation, if we are unable to negotiate definitive agreements, if we cannot obtain the required regulatory approvals, or if the companies to be acquired cannot provided the required audited financial statements.

Further, even if we are able to successfully complete all of these proposed acquisitions, the companies to be acquired have been operated as separate independent entities to date, and we may not be able to integrate the operations of these businesses successfully or institute the necessary systems and procedures, including accounting and financial reporting systems, to manage the combined enterprise on a profitable basis.  Our management may not b able to manage the combined entity effectively or to successfully implement our operating strategies.  Any inability to integrate Noble Systems Incorporated or any other future entities successfully would have a material adverse effect on our business, financial condition and results of operations.

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

We believe that current cash on hand and the other sources of liquidity will not be sufficient enough to fund our anticipated expansion of operations through fiscal 2008.  We anticipate that we will require up to approximately $5,000,000 to fund our anticipated expansion of operations in energy efficient “green” products over the next twelve months.  Additional capital will be required to effectively support the operations and to otherwise implement our overall business strategy.

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

By issuing preferred stock, we may be able to delay, defer or prevent a change in control.

Our board of directors approved the issuance of 400,000 shares of 6% Series A Preferred Stock to our CEO, Mr. James Cole, which hold the same voting rights as those of our common stock.  As a result of these shares having voting rights, Mr. Cole controls a majority of the voting shares of stock and may have an effect of delaying, deferring or preventing a change in control, discouraging bids for our common stock at a premium over the market price, or that adversely affect the market price of and voting and other rights of the holders of our common stock.

The outstanding shares of our Series A Preferred Stock are controlled by Mr. Cole thereby allowing Mr. Cole to have a majority ownership over our outstanding voting shares and the ability to control our management and the outcome of corporate actions requiring stockholder approval notwithstanding the overall opposition of our other stockholders.

As a consequence of Mr. Cole controlling the majority voting position, acting alone he will be able to authorize the issuance of securities that may dilute and otherwise adversely affect the rights of purchasers of stock in the offering, including additional preferred stock.  Mr. Cole will retain the ability to elect a majority of our board of directors and thereby control our management.  Mr. Cole will also have the ability to control the outcome of corporate actions requiring stockholder approval, including mergers and other changes of corporate control, going private transactions and other extraordinary transactions.   Additionally, he may authorize the issuance of these securities to anyone he wishes, including himself and his affiliates.  This concentration of ownership by these individuals could discourage investments in our company, or prevent a potential takeover of our company which may have a negative impact on the value of our securities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 30, 2008, the Board of Directors approved a one for twenty reverse stock split (the “Reverse Split”) of the Company’s common stock, par value $0.001 per share.  The effective date of the reverse split was May 20, 2008.  As a result of the Reverse Split the number of authorized shares of common stock of the Company was also reduced at a ratio of one for twenty.  Pursuant to the reverse split, holders of the Company’s common stock were deemed to hold one (1) post-split share of the Company’s common stock for ever twenty (20) shares of the Company’s issued and outstanding common stock as classified immediately prior to the close of business on May 20, 2008.  No fractional shares of the Company’s common stock were issued in connection with the reverse split.  As a result of this split, the sales of equity securities listed below are reflected post reverse split.

On April 17, 2008, the Company issued 22,525 shares of common stock to Cellinium Group for the conversion of notes payable and financial consulting fees provided to the Company.

On April 23, 2008, the Company issued 600,000 shares of common stock to an individual in exchange for a 5% investment in Noble Systems, Inc., a private company.

On April 25, 2008, the Company issued 8,079 shares to its CEO, Mr. James Cole, as a bonus for services performed.

On April 25, 2008, the Company issued approximately 5,900 shares of its common stock that had been sold to 8 accredited investors through a private placement offering at prices ranging from $1.00 to $3.00 per share.

On June 12, 2008, the Company issued 400,000 shares of its 6% Series A Non-Convertible Preferred Stock as payment on accrued wages to Mr. James Cole.  The shares carry a mandatory 12-month redemption clause in which the shares may be redeemed for cash at a rate of $0.60 per share.

On June 13, 2008, the Company issued 22 shares of common stock to various individuals for fractional shares due to rounding in the reverse stock split on May 20, 2008.

On June 18, 2008, the Company executed an acquisition and plan of merger with Noble Systems Incorporated whereby the Company agreed to issue 11,498,107 share of its common stock.  The Company acquired the remaining 95% interest in Noble Systems Incorporated on a basis of 1.15 shares of the Company in exchange for 9,998,354.

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

Subsequent Issuances

On July 8, 2008, the Company agreed to the issuance of 250,000 warrants pursuant to a two year consulting and advisory agreement.  The warrants are exercisable at $0.40 per share over a five year term.  Additionally, pursuant to the agreement the Company agreed to issue 25,000 additional warrants every ninety days thereafter with an exercise price of $1.00 over a five year term.

We believe the issuance of the warrants is exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2).  The warrants were issued directly by us and did not involve a public offering or general solicitation.  The recipients of the warrants were afforded an opportunity for effective access to our files and records of that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients had such knowledge and experience in the Company’s financial and business matters that they were capable of evaluating the merits and risks of their investment.

Issuer Purchases of Equity Securities

We did not repurchase any of our securities during the quarter ended June 30, 2008.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

On July 30, 2008, the Company issued a press release announcing it will display the Viridian Tankless Water Heaters at the International Building Industry Show in Las Vegas, Nevada.  A copy of the press release is attached hereto as Exhibit 99.

Item 6. Exhibits

Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1	Acquisition and Plan of Merger between Noble Innovations, Inc. and Noble Systems Incorporated		8-K		2-1	06/25/08
3(i)(a)	Articles of Incorporation of XSInventory		SB-2		3(i)(a)	8/27/04
3(i)(b)	Articles of Incorporation of Creative Excess		SB-2		3(i)(b)	8/27/04
3(i)(c)	Articles of Incorporation of Noble Innovations		10-Q	3/31/08	3(i)(c)	6/04/08
3(i)(d)	Certificate of Change		10-Q	3/31/08	3(i)(d)	6/04/08
3(i)(e)	Amendment to Articles of Incorporation		8-K		3(i)(e)	6/25/08
3(i)(f)	Amendment to Articles of Incorporation of		8-K		3(i)(f)	6/25/08
3(ii)(a)	Bylaws of the XSInventory		SB-2		3(ii)(a)	8/27/04
3(ii)(b)	Bylaws of Creative Excess		SB-2		3(ii)(b)	8/27/04
4	Stock Certificate Specimen		SB-2		4(c)	8/27/04
4.2	Certificate of Designation of Series A Preferred Stock		8-K		4	6/25/08
10.1	Restated Lock Up Agreement		SB-2		10.1	8/27/04
10.2	Office Lease		SB-2		10.2	8/27/04
10.3	Renewal Addendum to Office Lease 2005		SB-2		10.3	8/27/04
10.4	User Agreement		SB-2		10.4	8/27/04
10.5	Agent for the Issuer Letter Agreement		SB-2		10.5	8/27/04
10.6	Subscription Agreement		SB-2		10.6	8/27/04
10.7	Termination and Retirement Agreement with Michael Evangelista		8-K		10.7	5/23/07
10.8	Employment Agreement with James Cole		8-K		10.8	5/23/07
10.9	Employment Agreement with Fred Huggins		8-K		10.9	6/27/07
31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X
99	Press Release Announcing Noble will Display the New Viridian Tankless Water Heater at International Building Industry Show in Las Vegas	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOBLE INNOVATIONS, INC.
(Registrant)

By:/s/ James A. Cole
      James A. Cole, President &
      Chief Executive Officer (On behalf of
      the registrant and as principal accounting
      officer)

Date: August 14, 2008