Form 10-Q
period 2008-09-30
Noble Innovations Inc
filed 2008-11-14
CIK 1220379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
402 West Broadway,
Suite 690
San Diego, CA 92101
(619) 704-1310
Fax (619) 704-1325

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

The number of shares of Common Stock, $0.001 par value, outstanding on November 14, 2008, was 12,205,340 shares.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Noble Innovations, Inc.
(a Development Stage Company)
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2008	2007
Assets	(Unaudited)

Current assets:
Cash	$397	$6,165
Prepaid expenses	6,949	-
Inventory	87,058	36,418
Total current assets	94,404	42,583

Equipment, net	67,385	34,100

Other assets:
Intangible assets, patents	48,274,161	-
Deposits	35,500	19,200
Total other assets	48,309,661	19,200

Total assets	$48,471,450	$95,883

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable	$120,589	$314,775
Accrued expenses	104,557	18,453
Accrued salaries, officer	27,143	97,500
Accrued salaries	148,613	49,388
Notes payable	200,000	-
Notes payable, related party	195,500	169,527
Deferred Income	39,078	18,428
Total current liabilities	835,480	668,071

Stockholders' (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized
400,000 and -0- shares issued and outstanding, respectively	400	-
Common stock, $0.001 par value, 50,000,000 shares authorized,
12,205,340 and 250,500 shares issued
and outstanding, respectively (a)	12,205	251
Additional paid-in capital	51,743,334	349,656
(Deficit) accumulated during development stage	(4,119,969)	(922,095)
	47,635,970	(572,188)

Total liabilities and stockholders' (deficit)	$48,471,450	$95,883

(a) Adjusted to reflect a 1 for 20 reverse split of the common stock effective May 20, 2008.

The accompanying notes are an integral part of these financial statements.

Noble Innovations, Inc.
(a Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three months ended		For the nine months ended		September 27, 2002
	September 30,		September 30,		(Inception) to
	2008	2007	2008	2007	September 30, 2008

Revenue	$-	$-	$-	$-	$55,069
Cost of goods sold	-	-	-	-	51,201
	-	-	-	-	3,868

Expenses:
General and administrative	48,879	7,670	150,831	10,055	286,539
Professional fees	423,589	15,500	1,180,078	35,000	1,456,255
Promotional and marketing	37,228	10,000	88,178	10,000	171,279
Salaries, officer	87,300	41,250	471,954	41,250	678,204
Salaries	131,815	19,500	611,915	19,500	836,645
Depreciation	3,041	-	5,512	-	5,512
Total expenses	731,852	93,920	2,508,468	115,805	3,434,434

Net operating (loss)	(731,852)	(93,920)	(2,508,468)	(115,805)	(3,430,566)

Other income (expenses):

Interest income	-	3	-	3	3
Interest expense	(2,822)	-	(2,822)	-	(2,822)
Financing costs	(10,834)	-	(686,584)	-	(686,584)
Total other income (expenses)	(13,656)	3	(689,406)	3	(689,403)

Net (loss)	$(745,508)	$(93,917)	$(3,197,874)	$(115,802)	$(4,119,969)

Weighted average number of common shares
outstanding - basic and fully diluted	1,835,940	617,791	4,693,359	792,073

Net (loss) per share - basic & fully diluted (a)	$(0.41)	$(0.15)	$(0.68)	$(0.15)

(a) Adjusted to reflect a 1 for 20 reverse split of the common stock effective May 20, 2008.

The accompanying notes are an integral part of these financial statements.

Noble Innovations, Inc.
(a Development Stage Company)
Statement of Changes in Stockholders' Equity

								(Deficit)
								Accumulated
	Preferred Stock		Common Stock		Additional	Unamortized		During	Total
					Paid-in	share-based	Subscriptions	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	compensation	Payable	Stage	Equity

	-	$-	-	$-	$-	$-	$-	$-	$-
September 27, 2002 (inception)
to December 31, 2002								(325)	(325)

	-	-	-	-	-	-	-	(325)	(325)

Founders shares
issued for cash	-	-	202,500	203	29,797	-	-		30,000

Year ended December 31, 2003								(27,604)	(27,604)

	-	-	202,500	203	29,797	-	-	(27,929)	2,071

Noble Innovations, Inc.
(a Development Stage Company)
Statement of Changes in Stockholders' Equity (Continued)

								(Deficit)
								Accumulated
	Preferred Stock		Common Stock		Additional	Unamortized		During	Total
					Paid-in	share-based	Subscriptions	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	compensation	Payable	Stage	Equity

Founders shares
issued for cash	-	-	302,500	302	60,198	-	-		60,500

Year ended December 31, 2004								(44,000)	(44,000)

	-	-	505,000	505	89,995	-	-	(71,929)	18,571

Founders shares
issued for cash	-	-	89,798	90	17,870	-	-		17,960

Year ended December 31, 2005								(38,000)	(38,000)

	-	-	594,798	595	107,865	-	-	(109,929)	(1,469)

Noble Innovations, Inc.
(a Development Stage Company)
Statement of Changes in Stockholders' Equity (Continued)

								(Deficit)
								Accumulated
	Preferred Stock		Common Stock		Additional	Unamortized		During	Total
					Paid-in	share-based	Subscriptions	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	compensation	Payable	Stage	Equity

Founders shares
issued for cash	-	-	128,487	128	25,569	-	5,000		30,697

Donated capital					6,500	-	-		6,500

Shares issued for cash
in private placement	-	-	245,000	245	97,755	-	-		98,000

Year ended December 31, 2006								(65,594)	(65,594)

	-	-	968,285	968	237,689	-	5,000	(175,523)	68,134

Shares issued for previously
received funds	-	-	25,000	25	4,975	-	(5,000)		-

Shares issued for previously
received funds	-	-	5,500	6	497,994	(389,250)	-		108,750

Shares purchased
and cancelled	-	-	(748,285)	(748)	(1,752)	-	-		(2,500)

Year ended December 31, 2007								(746,572)	(746,572)
	-	$-	250,500	$251	$738,906	$(389,250)	$-	$(922,095)	$(572,188)

Noble Innovations, Inc.
(a Development Stage Company)
Statement of Changes in Stockholders' Equity (Continued)

								(Deficit)
								Accumulated
	Preferred Stock		Common Stock		Additional	Unamortized		During	Total
					Paid-in	share-based	Subscriptions	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	compensation	Payable	Stage	Equity

Shares issued for
services provided	-	-	5,000	5	319,995	43,500	-		363,500

Shares issued for services
provided, related parties	-	-	10,000	10	639,990	-	-		640,000

Three months ended March 31, 2008								(1,233,326)	(1,233,326)
	-	$-	265,500	$266	$1,698,891	$(345,750)	$-	$(2,155,421)	$(802,014)

Shares issued for cash			5,900	6	135,494		-		135,500

Shares issued for services
provided, related parties	400,000	400	30,604	31	1,035,374	43,500	-		1,079,305

Shares issued for notes payable
conversion, related party			3,900	4	116,996	-	-		117,000

Shares issued for merger			11,528,129	11,528	48,365,616	-	-		48,377,144

Shares issued for rounding
due to reverse stock split			7	-	-	-	-		-

Six months ended June 30, 2008								(1,219,040)	(1,219,040)
	400,000	$400	11,834,040	$11,834	$51,352,371	$(302,250)	$-	$(3,374,461)	$47,687,894

Noble Innovations, Inc.
(a Development Stage Company)
Statement of Changes in Stockholders' Equity (Continued)

								(Deficit)
								Accumulated
	Preferred Stock		Common Stock		Additional	Unamortized		During	Total
					Paid-in	share-based	Subscriptions	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	compensation	Payable	Stage	Equity

Shares issued for cash			54,000	54	107,946		-		108,000

Shares issued for services
provided, related parties	-	-	260,000	260	1,429,740	(1,255,112)	-		174,888

Shares issued for
services provided	-	-	47,300	47	263,753	(74,100)	-		189,700

Shares issued for
financing costs			10,000	10	64,990	(54,166)	-		10,834

Options granted for services
provided, related party			-	-	1,681,292	(1,471,130)	-		210,162

Nine months ended September 30, 2008								(745,508)	(745,508)
	400,000	$400	12,205,340	$12,205	$54,900,092	$(3,156,758)	$-	$(4,119,969)	$47,635,970

The accompanying notes are an integral part of these financial statements.

Noble Innovations, Inc.
(a Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the nine months ended		September 27, 2002
	September 30,		(Inception) to
	2008	2007	September 30,

Cash flows from operating activities
Net (loss)	$(3,197,874)	$(115,802)	$(4,119,969)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Depreciation	5,512	-	5,512
Shares issued for services, related party	1,617,692	-	1,726,442
Shares issued for services	829,700	21,750	829,700
Shares issued for conversion of notes payable	117,000	-	117,000
Shares issued for financing costs	10,834	-	10,834
Options granted for services	210,162	-	210,162
Decrease (increase) in assets:
Prepaid expenses	(6,949)	-	(6,949)
Inventory	(50,640)	(8,639)	(87,058)
Deposits	(16,300)	-	(35,500)
Increase (decrease) in liabilities:
Accounts payable	(194,186)	19,454	120,589
Accrued expenses	86,104	11,669	104,557
Accrued salaries, officer	(70,357)	-	27,143
Accrued salaries	99,225	-	148,613
Deferred income	20,650	-	39,078
Net cash (used) by operating activities	(539,427)	(71,568)	(909,846)

Cash flows used in investing activities
Purchase of equipment	(4,625)	-	(38,725)
Net cash used by investing activities	(4,625)	-	(38,725)

Cash flows from financing activities
Proceeds from notes payable, related parties	499,000	4,750	668,527
Payments on notes payable, related parties	(404,343)	-	(404,343)
Proceeds from notes payable	200,000	-	200,000
Proceeds from the sale of common stock	243,500	-	480,657
Repurchase of common stock	-	(2,500)	(2,500)
Donated capital	-	-	6,500
Net cash provided by financing activities	538,157	2,250	948,841

Net increase (decrease) in cash	(5,895)	(69,318)	270
Cash, beginning	6,165	70,557	-
Cash acquired in merger	127	-	127
Cash, ending	$397	$1,239	$397

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non cash disclosures:
Shares issued for merger (11,528,129 shares)	$48,377,144	$-	$48,377,144

The accompanying notes are an integral part of these financial statements.

Noble Innovations, Inc.
(Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 - Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation.  All such adjustments are of a normal recurring nature.  The results of operations for the interim period are not necessarily indicative of the results to be expected for a full year.  Certain amounts in the prior year statements have been reclassified to conform to the current year presentations.  The statements should be read in conjunction with the form 10-K for the year ended December 31, 2007 of Noble Innovations, Inc. (“The Company”).

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

The merger provides NII with valuable intellectual property that is an integral part of our business and will continue to be so through the duration of the patent.  NSI has applied for a patent that consists of technology used in the modular heating system of tank-less water heaters.  This patent was first applied for in May of 2008 under application number 12/151,675 and NII will continue with the application process and have the patent assigned from NSI to NII.

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

The unaudited supplemental pro forma results of operations of the combined entity had the acquisition date been January 1, 2008 or January 1, 2007 are as follows:

Noble Innovations, Inc.
(Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Combined Pro Forma:
	For the nine months ending September 30, 2008	For the nine months ending September 30, 2007
	(Unaudited)	(Unaudited)
Expenses:
General and administrative	$150,831	$174,038
Research and Development	-	423,482
Professional fees	1,180,078	102,891
Promotional and marketing	88,178	121,435
Salaries, officer	471,954	215,045
Salaries	611,915	100,942
Depreciation	5,512	2,499
Total Expenses	2,508,468	1,140,332

Net operating (loss)	(2,508,468)	(1,140,332)

Other income (expenses):
Interest income	-	3
Interest expense	(2,822)	-
Financing costs	(686,584)	-
Total other income (expense)	(689,406)	3

Net (loss)	$(3,197,874)	$(1,140,329)

Weighted average number of common shares
outstanding – basic and fully diluted	4,693,359	792,073

Net (loss) per share – basic and fully diluted (a)	$(0.68)	$(1.44)

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

On May 21, 2007, the Company entered into a two year eOn May 21, 2007, the Company entered into a two year mployment agreement with L. Fred Huggins to serve as its Vice President of Sales and Marketing. Pursuant to the agreement, the Company has agreed to pay Mr. Huggins annual compensation in the amount of $150,000. Further the Company has agreed to issue 10,000 shares of its common stock valued at $48,000 which will be amortized over the two year term of the agreement. Additionally Mr. Huggins will be granted an additional 10,000 shares at each one year anniversary date of his employment.  The Company has expensed $63,500 as compensation during the six month period ending June 30, 2008.

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

On September 18, 2008 the Company issued 250,000 free trading S-8 shares, valued at $1,375,000 for consulting services to significant shareholders. The cost is amortized over the eighteen month period in which the services are to be performed. The Company expensed $76,389 during the nine months ending September 30, 2008.

On September 18, 2008 the Company issued 10,000 free trading S-8 shares to an employee as a bonus for services performed. The fair market value of the shares was $55,000.

On July 8, 2008 the Company granted 250,000 options upon the execution of a consulting agreement to significant shareholders, exercisable at $0.40 per share over a five year term. The estimated value using the Black-Scholes pricing Model was $1,681,292 and will be amortized as the services are performed over the two year agreement. The Company expensed $210,162 in the nine months ending September 30, 2008.

Note 5 – Notes payable

Notes payable consists of the following at September 30, 2008 and December 31, 2007, respectively:

	2008	2007
Unsecured promissory note, carries a 10% interest rate, maturing on August 12, 2009.	$100,000	$-
Unsecured promissory note, carries a 10% interest rate, maturing on August 12, 2009. On August 7, 2008 the Company issued 5,000 shares, valued at $32,500, as a financing fee. The financing cost is amortized over the one year term of the notes. The Company expensed $5,417 in the nine months ending September 30, 2008.	50,000	-
Unsecured promissory note, carries a 10% interest rate, maturing on August 12, 2009. On August 7, 2008 the Company issued 5,000 shares, valued at $32,500, as a financing fee. The financing cost is amortized over the one year term of the notes. The Company expensed $5,417 in the nine months ending September 30, 2008.	50,000	-
Total debt	200,000	-
Less: current portion	200,000	-
Long-term debt, less current portion	$-	$-

Noble Innovations, Inc.
(Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6 – Notes payable, related parties

Notes payable, related party consists of the following at September 30, 2008 and December 31, 2007, respectively:

	2008	2007
Related party - unsecured debenture, due on demand for operating expenses advanced from the CEO. The debenture is non-interest bearing.	$-	$169,526
Related party - unsecured debenture, due on demand for operating expenses advanced from significant shareholders. The debenture is non-interest bearing.	195,000	-
Total debt	195,000	169,526
Less: current portion	195,000	169,526
Long-term debt, less current portion	$-	$-

Note 7 – Commitment and contingencies

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

On July 31, 2008, the Company entered into a three year agreement to lease 6,402 square feet of warehouse space to be used for production purposes. The lease commences on October 1, 2008. Pursuant to the agreement, the Company has agreed to pay monthly payments of $4,740 for the first twelve months with annual increases thereafter. On September 12, 2008 the Company paid a $15,000 security deposit and prepaid the first monthly lease payment.

Note 8 – Stockholders’ equity

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

On August 7, 2008 the Company issued 5,000 shares, valued at $32,500, as a financing fee on a $50,000 promissory note. The financing cost is amortized over the one year term of the notes. The Company expensed $5,417 in the nine months ending September 30, 2008.

On August 7, 2008 the Company issued 5,000 shares, valued at $32,500, as a financing fee on a $50,000 promissory note. The financing cost is amortized over the one year term of the notes. The Company expensed $5,417 in the nine months ending September 30, 2008.

Noble Innovations, Inc.
(Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

On August 21, 2008 the Company sold 54,000 shares in exchange for a total of $108,000 to seven shareholders.

On September 5, 2008 the Company issued 7,300 shares, valued at $43,800 for consulting services. The cost is amortized over the four month period in which the services are to be performed. The Company expensed $10,950 in the nine months ending September 30, 2008.

On September 18, 2008 the Company issued 30,000 free trading S-8 shares, valued at $165,000 for legal services performed.

On September 18, 2008 the Company issued 250,000 free trading S-8 shares, valued at $1,375,000 for consulting services to significant shareholders. The cost is amortized over the eighteen month period in which the services are to be performed. The Company expensed $76,389 during the nine months ending September 30, 2008.

On September 18, 2008 the Company issued 10,000 free trading S-8 shares, valued at $55,000 for consulting services. The cost is amortized over the four month period in which the services are to be performed. The Company expensed $13,750 during the nine months ending September 30, 2008.

On September 18, 2008 the Company issued 10,000 free trading S-8 shares to an employee as a bonus for services performed. The fair market value of the shares was $55,000.

Note 9 – Options and Warrants

On July 8, 2008 the Company granted 250,000 options upon the execution of a consulting agreement to significant shareholders, exercisable at $0.40 per share over a five year term. The estimated value using the Black-Scholes pricing Model was $1,681,292 and will be amortized as the services are performed over the two year agreement. The Company expensed $210,162 in the nine months ending September 30, 2008.

Note 10 – Subsequent Events

On October 6, 2008 the Company granted 100,000 options as part of a consulting agreement, exercisable at $1.00 per share over a five year term. On October 6, 2008, 25,000 options vested, and the remaining 75,000 options vest in increments of 25,000 shares every ninety days thereafter.

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

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.  Additionally, the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 most likely do not apply to our forward-looking statements as a result of being a penny stock issuer.  You should, however, consult further disclosures we make in future filings of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

In connection with the name change and the intention to pursue a new line of business, on May 16, 2007, we appointed James A. Cole to serve as our new Chief Executive Officer of the Company and a member of our board of directors.  On May 21, 2007, we entered into an employment agreement with Mr. L. Fred Huggins to serve as our Vice President of Sales and Marketing.   Upon the change in management the Company redirected its efforts to pursue energy efficient technology that is classified as “green” in nature.

On April 30, 2008, the Board of Directors approved a one for twenty reverse stock split (the “Reverse Split”) of the Company’s common stock, par value $0.001 per share.  The effective date of the reverse split was May 20, 2008.  Pursuant to the reverse split, holders of the Company’s common stock were deemed to hold one (1) post-split share of the Company’s common stock for ever twenty (20) shares of the Company’s issued and outstanding common stock as classified immediately prior to the close of business on May 20, 2008.  No fractional shares of the Company’s common stock were issued in connection with the reverse split.  Additionally, in conjunction with the Reverse Split the number of authorized shares of common stock of the Company was also reduced at a ratio of one for twenty.

On June 16, 2008, we obtained majority consent of our stockholders and amended our Articles of Incorporation to increase the authorized shares of common stock from 5,000,000 to 50,000,000.

CURRENT OPERATIONS

Since transitioning our business focus to providing and distributing “green” products, the Company has focused on pursuing various energy efficient technologies and has begun associating ourselves with various associations and societies that emphasize innovative, energy efficient and environmentally sensitive products in the building community.  During the fourth quarter of 2007, we showcased our first “green” product of the Viridian Truly Tankless water heater to the building community at the 2007 Excellence in Building Conference & Expo in St. Paul, Minnesota.  The tankless water heaters can be used for whole-house applications.  Since the first debut of the Viridian Tankless water heater we have showcased the product in various shows throughout the country.  In addition to displaying the tankless water heater we had our first sale of products in October 2007, although shipment of the water heaters has not taken place as of the date of this filing.  We anticipate upon proper funding being accomplished that we will be able to complete the shipment of this order during fiscal 2008.

On June 18, 2008, we completed an acquisition and plan of merger with Noble Systems Incorporated (“Noble Systems”), a Delaware corporation.  With the acquisition of Noble Systems, we acquired all the outstanding assets of Noble Systems, which consisted of testing machinery and miscellaneous small machine tools used in the development of the Viridian Tankless Water heaters as well as the intellectual property of a provisional patent granted for the water heater.  Pursuant to the acquisition and plan of merger agreement, Noble Systems merged into Noble Innovations, Inc. and we agreed to issue 1.15 shares of our common stock for 1 share of Noble Systems issued and outstanding shares.

Results of Operations for the three and nine months ended September 30, 2008

As previously mentioned above, we changed our business focus to pursue a new line of energy efficient products during the second quarter of 2007.  As a result of this business change, the financial statements for the three and nine months ended September 30, 2008 and 2007 are not directly comparable as the Company had just begun a different line of business during 2007 than what we are currently pursuing in 2008.  However, our new business plan is still in the early stage of development.  Therefore, we have not experienced any revenues or cost of goods related to this change in business operations.

OPERATING EXPENSES:

The following table summarizes selected items from the statement of operations for the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007.

	Three Months Ended September 30,		Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)
	2008	2007	%	2008	2007	%
General and Administrative Expenses	$48,879	$7,670	537%	$150,831	$10,055	1,400%

Professional fees	423,589	15,500	2,633%	1,180,078	35,000	3,272%

Promotional and marketing	37,228	10,000	272%	88,178	10,000	782%

Salaries and wages (total)	219,115	60,750	261%	1,083,869	60,750	1,684%

Depreciation	3,041	--	--	5,512	--	--

Net operating (loss)	$(731,852)	$(93,920)	679%	$(2,508,468)	$(115,805)	2,066%

General and Administrative expenses:

General and administrative expenses were $48,879 for the three months ended September 30, 2008 versus $7,670 of general and administrative expenses during the three months ended September 30, 2007.  Additionally, the general and administrative expenses increased 1,400% from $10,055 during the nine months ended September 30, 2007 as compared to $150,831 for the nine months ended September 30, 2008.  The primary increase in general and administrative expenses was due to the Company’s expansion in the energy efficient industry, which began in May of 2007.  Prior to May 2007, we operated our business of acquiring excess inventory and resold the inventory through various internet channels of distribution, which ultimately did not incur much general and administrative expense.  However, as we continue in our new line of business we expect to incur higher general and administrative expenses as evidenced in the increases shown during the 2008 year.

Professional fees:

During the three months ended September 30, 2008, we experienced $423,589 in professional fees as compared to $15,500 for the three months ended September 30, 2007.  A significant portion of the increase during the comparable period relates to our new line of business.  During the third quarter of 2007, we had just begun to pursue our new line of business and therefore our professional fees were significantly less as compared to the third quarter of 2008, whereby we have now had a year to implement our new business plan.

During the nine months ended September 30, 2008, we incurred $1,180,078 in professional fees in contrast to $35,000 for the nine months ended September 30, 2007.  This amounted to $1,145,078 increase from the comparable periods in 2008 and 2007.  Professional fees during the nine month period of 2008 were primarily made up of stock being issued to multiple consultants for services performed for the Company.  In comparison we incurred minimal professional fees that were related to our public offering during the first quarter of 2007.  We expect that we will continue to experience high professional fees as we continue to utilize consultants’ services.

Salaries and wages:

Total salaries and wage expenses, include the expenses associated with our appointed officers that began with our pursuit of a new line of business in May of 2007.  In conjunction with this transition, we executed two employment agreements with our newly appointed officers.  Since that time we have continued to experience higher salary expenses.  For the three months ended September 30, 2008 we experienced $219,115 in salary expenses versus $60,750 in salary and wage expenses for the three months ended September 30, 2007.  The third quarter of 2007, was the first complete quarter that we engaged in our new line of business and had begun paying our officers as a result of this shift in our business.

Additionally, our total salary expenses for the nine months ended September 30, 2008 increased by 1,684% as compared to the same period of 2007.  During the nine months ended September 30, 2008, we entered into a two year employment agreement with our Director of Engineering whereby we have agreed to pay $115,000 per year.  Additionally, during the nine months ended September 30, 2008 we issued 400,000 shares of 6% Series A Non-Convertible Preferred Stock as payment on accrued wages to Mr. Cole, which had a fair market value of $150,000 at the time of their issuance.

Prior to changing our business focus in the second quarter of 2007, we did not experience high salaries and wages expenses as a result of our former officer not being paid a salary.

Net Operating (Loss):

The net operating loss for the three months ended September 30, 2008 was $731,852 versus a net loss of $93,920 for the three months ended September 30, 2007, which was an increase in net loss of $637,932.  For the nine months ended September 30, 2008 our net operating loss increased by $2,392,663.  Our total expenses increased as a result of our transition into a new business pursuit during the second half of 2007, which has continued through the current period.  Over the last nine months ended September 30, 2008, we have experienced our greatest increase in expenses in professional fees and general and administrative expenses which in the past had been minimal.  However, we ultimately have had over all increases in all of our expenses.  These additional expenses attribute to the higher net operating loss. As we continue in our new pursuit of business, we anticipate we will continue to incur increases in our expenses than previously experienced.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total current assets, liabilities and working capital at September 30, 2008 compared to December 31, 2007.

	September 30, 2008	December 31, 2007	Increase / (Decrease)
			$	%

Current Assets	$94,404	$42,583	$ 51,821	122%

Current Liabilities	$835,480	$668,071	$167,409	25%

Working Capital (Deficit)	$(741,076)	$(625,488)	$115,588	18%

Cash used in our operating activities totaled $539,427, representing our decrease in cash balances at September 30, 2008.  As of September 30, 2008, we only had $397 in cash which is not enough to sustain operations.  However, our working deficit slightly decreased as a result of obtaining new inventory as a result of our recent merger with Noble Systems, Inc and a reduction in our current liabilities for the nine months ended September 30, 2008.  Our future capital requirements will depend on many factors, including the expansion of our business in the energy efficient products, established sales of these products, addition of new revenue sources, cost and availability of third-party financing for development, and the legal and administrative expenses.  As we expand our activities in a new business plan, we may continue to experience net negative cash flows from operations.

During the second quarter of 2008 we issued 400,000 shares of 6% Series A Non-Convertible Preferred Stock to Mr. James Cole as payment of his accrued wages.  The Preferred Stock carries a mandatory 12-month redemption clause in which the shares may be redeemed for cash at a rate of $0.60 per share.  Additionally, the holder of the Preferred Stock will be entitled to a preferred dividend at a rate of 6% per annum, which will be cumulative and may be paid in cash or additional shares of Preferred Stock at a price equal to $0.38 per share.

During the third quarter of 2008, we conducted a private placement of our shares to accredited investors whereby we sold shares at a price of $2.00 per share and raised approximately $108,000.  Additionally, we entered into 3 promissory notes with 3 individuals for a total of $200,000.  The promissory notes are for one year terms with an annual interest rate of ten (10%) percent.  Upon the maturity of the promissory note, if the note has not been repaid, we have agreed to issue on the date of maturity restricted shares of our common stock at a 30% discount to the 30 day average closing price per share as quoted by Bloomberg LP or equivalent quotation system as satisfaction for the note.  We believe the capital raised will be sufficient to fund our short term capital and liquidity needs.  However, it is anticipated that we will need to sell additional equity, debt securities, obtain credit facilities from financial institutions or generate significant earnings from our operations to meet our long-term liquidity and capital requirements.

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

In the past, we have capitalized our company with loans from officers and related parties, which had been used for operational expenses.  As of September 30, 2008, we had outstanding unsecured loans due on demand with a related party of $195,500.  During the three months ended September 30, 2008, we also entered into 3 one-year promissory notes for approximately $200,000.  These unsecured promissory notes have an annual interest rate of 10%.

Prior to changing our business line in the second quarter of 2007, the Company had originally received its initial capitalization through the sale of our common stock registered under an SB-2 registration in the amount of $98,000. We utilized those funds for our corporate organization, payment of audit fees, inventory purchases, general and administrative expenses, and payment of employee salaries.

As of September 30, 2008, we had available cash of $397, which will not be enough to pursue our energy efficient product line of business.  With the intention to pursue a line of business focused on energy efficient products during the next twelve months we plan to seek financing opportunities.  We plan to seek additional funding for operations through equity and/or debt or other means that may become available to us. If we are not able to receive any additional funds, we cannot continue our proposed business operations.

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

As we engage in our proposed line of business of energy efficient products, we will need to purchase and install assembly fixtures and equipment over the next twelve months.  We anticipate we will need benches, fixtures, hand tools, and other material handling equipment; however, the exact amount is unknown at this point in time.  However, we did acquire some equipment related to the production of the Viridian Tankless Water Heaters as a result of the Merger with Noble Systems during the second quarter of 2008.

Significant changes in number of employees.

We entered into an employment agreement with our Chief Executive Officer, James A. Cole during the second quarter of 2007.  The agreement is for a three year term and we agreed to pay Mr. Cole a base salary of $180,000 for the first year, $198,000 for the second year, and $218,000 for the third year of employment.  Also, during the second quarter of 2007, we executed an employment agreement with L. Fred Huggins, to serve as our Vice President of Sales and Marketing.  Mr. Huggins agreed to serve in this position for two years and we agreed to compensate him a base salary of $150,000 per year.

During the first quarter of 2008, we entered into a 2 year employment agreement with a Director of Engineering, whereby the Company has agreed to annual compensation of $115,000 in addition to an allowance of $500 to $1,000 for individual health insurance until the Company can establish a group plan for its employees.  As we continue under our proposed line of business, we may need to hire additional employees.  In the interim, we intend to use the services of independent consultants and contractors to perform various professional services when appropriate. We believe the use of third-party service providers may enhance our ability to contain general and administrative expenses.

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

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” (SFAS “161”) as amended and interpreted, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted, but not expected.

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

This item is not applicable as we are considered a smaller reporting company.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Principal Financial Officer, Mr. James Cole, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based on the evaluation, Mr. Cole concluded that our disclosure controls and procedures are not effective in timely alerting him to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our principal financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure, for the following reasons:

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

Further, even if we are able to successfully complete any proposed acquisitions, the company to be acquired will have been operated as separate independent entity and we may not be able to integrate the operations of that business successfully or institute the necessary systems and procedures, including accounting and financial reporting systems, to manage the combined enterprise on a profitable basis.  Our management may not be able to manage the combined entity effectively or to successfully implement our operating strategies.  Any inability to integrate Noble Systems Incorporated or any other future entities successfully would have a material adverse effect on our business, financial condition and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2008, we conducted a private placement of our shares at a price of $2.00 per share.  We sold approximately 54,000 shares of restricted common stock to 7 accredited investors for total proceeds of approximately $108,000.

On August 7, 2008, the Company entered into promissory notes totaling $100,000 and authorized the issuances of a total of 10,000 shares (5,000 each) to 2 investors as financing fees in connection with executing the promissory notes.

On September 5, 2008, the Company authorized 7,300 shares of its restricted common stock to A & B Consulting for services to be rendered over a fourth month period.

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

Issuance of Options

On July 8, 2008, the Company agreed to the issuance of 250,000 options pursuant to a two year consulting and advisory agreement.  The options are exercisable at $0.40 per share over a five year term.  Additionally, pursuant to the agreement the Company agreed to issue 25,000 additional options every ninety days thereafter with an exercise price of $1.00 over a five year term.

We believe the issuance of the options is exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2).  The options were issued directly by us and did not involve a public offering or general solicitation.  The recipients of the options were afforded an opportunity for effective access to our files and records of that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients had such knowledge and experience in the Company’s financial and business matters that they were capable of evaluating the merits and risks of their investment.

Issuance pursuant to Form S-8

On September 22, 2008, we filed a registration statement on Form S-8, whereby we registered a total of 600,000 shares.  Pursuant to the Form S-8, we issued 30,000 shares to Stoecklein Law Group for legal services and a total of 300,000 shares to two consultants and one employee.  As of the date of this filing, we have 300,000 shares of our common stock available to be issued under the Consultant Stock Plan.

Subsequent Issuances

Pursuant to the consulting agreement executed on July 8, 2008, we agreed to issue 100,000 additional options. The options vest in quarterly increments every ninety days thereafter with an exercise price of $1.00 over a five year term.  Therefore, 25,000 options were vested as of July 8, 2008 and an additional 25,000 options vested on October 6, 2008.

We believe the issuance of the options is exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2).  The options were issued directly by us and did not involve a public offering or general solicitation.  The recipients of the options were afforded an opportunity for effective access to our files and records of that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients had such knowledge and experience in the Company’s financial and business matters that they were capable of evaluating the merits and risks of their investment.

Issuer Purchases of Equity Securities

We did not repurchase any of our securities during the quarter ended September 30, 2008.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of our security holders during the quarter ended September 30, 2008.

Item 5. Other Information

Item 8.01                                Other Events

On July 31, 2008, the Company entered into a 3 year agreement to lease 6,402 square feet of warehouse space to be used for production purposes.  The lease commenced on October 1, 2008 and the Company has agreed to pay approximately $4,740 for the first 12 months of the agreement with annual increases thereafter.

On August 21, 2008, the Company issued a press release announcing the selection of Michael Fouts to its Executive Advisory Board.  A copy of the press release is attached hereto as Exhibit 99.1.

On September 8, 2008, the Company issued a press release announcing it is displaying its Viridian Tankless electric water heater at the ISH-North America Trade Show in Atlanta, GA.  A copy of the press release is attached hereto as Exhibit 99.2.

On September 30, 2008, the Company issued a press release announcing its partnership with Zoppas Industries for the production of its heating elements in the Viridian Tankless water heater.  A copy of the press release is attached hereto as Exhibit 99.3.

Item 6. Exhibits

Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1	Acquisition and Plan of Merger between Noble Innovations, Inc. and Noble Systems Incorporated		8-K		2-1	06/25/08
3(i)(a)	Articles of Incorporation of XSInventory		SB-2		3(i)(a)	8/27/04
3(i)(b)	Articles of Incorporation of Creative Excess		SB-2		3(i)(b)	8/27/04
3(i)(c)	Articles of Incorporation of Noble Innovations		10-Q	3/31/08	3(i)(c)	6/04/08
3(i)(d)	Certificate of Change		10-Q	3/31/08	3(i)(d)	6/04/08
3(i)(e)	Amendment to Articles of Incorporation		8-K		3(i)(e)	6/25/08
3(i)(f)	Amendment to Articles of Incorporation of		8-K		3(i)(f)	6/25/08
3(ii)(a)	Bylaws of the XSInventory		SB-2		3(ii)(a)	8/27/04
3(ii)(b)	Bylaws of Creative Excess		SB-2		3(ii)(b)	8/27/04
4	Stock Certificate Specimen		SB-2		4(c)	8/27/04
4.2	Certificate of Designation of Series A Preferred Stock		8-K		4	6/25/08
10.1	Restated Lock Up Agreement		SB-2		10.1	8/27/04
10.2	Office Lease		SB-2		10.2	8/27/04
10.3	Renewal Addendum to Office Lease 2005		SB-2		10.3	8/27/04
10.4	User Agreement		SB-2		10.4	8/27/04
10.5	Agent for the Issuer Letter Agreement		SB-2		10.5	8/27/04
10.6	Subscription Agreement		SB-2		10.6	8/27/04
10.7	Termination and Retirement Agreement with Michael Evangelista		8-K		10.7	5/23/07
10.8	Employment Agreement with James Cole		8-K		10.8	5/23/07
10.9	Employment Agreement with Fred Huggins		8-K		10.9	6/27/07
31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X
99.1	Press Release – Announcing the Selection of Executive Advisory Board Member Michael Fouts	X
99.2	Press Release – Announcing Exhibit at ISH-North America Trade Show	X
99.3	Press Release – Announcing Partnership with Zoppas Industries for its Heating Element Technology	X

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

Date: November 14, 2008