Form 10-K
period 2008-12-31
Noble Innovations Inc
filed 2009-04-15
CIK 1220379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-53433

NOBLE INNOVATIONS, INC.

(Exact name of registrant as specified in its charter)

Nevada	71-0934772
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3044 North 33rd Avenue
Phoenix, AZ	85017
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number:    (602) 455-0507

Copies of Communications to:
Stoecklein Law Group
402 West Broadway
Suite 690
San Diego, CA 92101
(619) 704-1310
Fax (619) 704-1325

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of class)

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
Yes☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2008 (the last business day of the registrant's most recently completed second fiscal quarter) was $63,488,105 based on a share value of $7.07.

The number of shares of Common Stock, $0.001 par value, outstanding on March 31, 2009 was 12,539,340 shares.

NOBLE INNOVATIONS, INC.
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2008

Index to Report
on Form 10-K

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

Throughout this Annual Report references to “we”, “our”, “us”, “Noble”, “the Company”, and similar terms refer to Noble Innovations, Inc and its subsidiaries.

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

In 2007 we discontinued our previous business plans to pursue energy efficient technology that is classified as “green” in nature. On May 16, 2007, we appointed James A. Cole to serve as our new Chief Executive Officer of the Company as well a member of the board of directors. On June 18, 2008 we acquired Noble Systems, Inc. (NSI) to acquire certain patents related to the technology used in the modular heating system of tank-less water heaters. Through these changes, our management intends to pursue and develop products that utilize energy efficient technologies. Our first product and focus has been on the development of a commercially viable tank-less water heating system. The Company is in the process of developing the production process and anticipates being able to bring the product to market in 2009.  As of December 31, 2008, we continue to be classified as a development stage company.

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

Current Business Operations

Since transitioning our business focus to providing and distributing “green” products, the Company has focused on pursuing various energy efficient technologies and has begun associating ourselves with various associations and societies that emphasize innovative, energy efficient and environmentally sensitive products in the building community.  During the fourth quarter of 2007, we showcased our first “green” product; the Viridian Truly Tankless water heater, to the building community at the 2007 Excellence in Building Conference & Expo in St. Paul, Minnesota.  The tankless water heaters can be used for whole-house applications.  Since the first debut of the Viridian Tankless water heater we have showcased the product in various shows throughout the country.  In addition to displaying the tankless water heater we received our first deposits on pre-orders in October 2007, although shipment of the water heaters has not taken place as of the date of this filing.  We anticipate upon proper funding being accomplished that we will be able to complete the shipment of this order.

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

Principal Products and Services

Noble’s first “green” product to be distributed is the Viridian Tankless electric water heater, (“Viridian”).  Upon the acquisition of Noble Systems in the second quarter of 2008, we now own the intellectual property of the Virdian Tankless water heater.  The water heater is an electric heater that can provide enough hot water for a whole house while also reducing the amount of electricity and water used as well as decreasing carbon emissions and non-biodegradable waste.

The Viridian utilizes a patented system of four horizontal, downward flowing, high quality, 316 grade stainless-steel Jalix® heating tubes.  The cold water enters the top of the heating system and is heated as it flows horizontally and downward, causing sediment to be naturally washed away each time hot water is used.  There are no tank bottoms and no spaces for sediment to accumulate.  Currently, there are two models, the V120 and V100.

Distribution Methods of the Products

Noble intends to establish a distribution network for the Viridian by developing relationships with plumbing and electrical distributors, appliance stores selling plumbing products, builders, other equipment manufacturers (“OEMs”), as well as directly to plumbers and electricians and individual remodelers.  Noble intends to also incorporate in-house sales personnel as funds allow.

Competition and Market Overview

The Company and its products compete in various industries of alternative “green” products and more specifically that of water heaters with its first distributed product, the Viridian electric tankless water heater.  With the introduction of the Viridian, Noble will compete principally with all water heater manufacturers.  Almost all water heaters sold in the United States are traditional storage units.  Additionally, there are various manufacturers such as Noritz, Rinnai and Bosch that have also developed tankless water heaters, otherwise referred to as advanced technologies water heaters.  However, most of these manufacturers rely on the tankless water heaters being powered by gas whereas the Viridian products differentiate themselves as they are electrically powered.

Given the current economic conditions and the housing downturn, Noble anticipates it will encounter additional challenges with regards to selling the Viridian products.  However, tankless water heaters have various benefits such as: providing endless hot water, lower energy and water bills, environmentally efficient, better quality water and long life expectancy.  Furthermore, the Viridian is consistent with being a truly “green” product in that it saves water and electricity and requires less metal to manufacture.  With the perceived benefits it is expected that the market for tankless water heaters will continue to grow in popularity over the next ten to fifteen years as the products continue to be more cost efficient and people continue to become more eco-conscious.  In 2003, gas tankless water heaters sales were for approximately 53,000 units and in 2006, gas tankless water heater sales exceeded 254,000 units.  As of 2008, there were approximately 690,000 gas tankless water heaters sold in the United States alone.

Sources and Availability of Raw Materials and Names of the Principal Suppliers

The tankless water heaters are being assembled at the Noble facility in Tempe, Arizona and all electrical parts, castings, and sheet metal are being supplied by local suppliers.  Approximately 90% of the raw materials are supplied by U.S. suppliers and only purchases of the heating elements are obtained internationally.  There are no contracts with suppliers and the raw materials are obtained based upon availability and price on the open wholesale market.

Intellectual Property

We regard the protection of copyrights, service marks, trademarks, trade dress and trade secrets as critical to our future success and will rely on a combination of copyright, trademark, service mark and trade secret laws and contractual restrictions to establish and protect our proprietary rights in products and services. As a result of our distributorship of the Viridian water heaters, and upon the development of new product lines, we will be entering into confidentiality agreements with our licensees, potential licensees, distributors, sub-distributors, consultants and strategic partners in order to limit access to and disclosure of our proprietary information. These contractual arrangements or the other steps taken by us to protect our intellectual property may not prove sufficient to prevent misappropriation of our technology or to deter independent third-party development of similar technologies.

During the year ended December 31, 2008, we were granted trademarks in the United States of the words “Viridian”, “Viridian Truly Tankless”, and “Jalix”.  Also upon acquiring Noble Systems we now control the ownership of the pending patent for the Viridian water heaters and its various components.  Noble Systems originally applied for a patent in May of 2008 with application number 12/151,675.

Need for Government Approval of Principal Products

Viridian Truly Tankless water heater has been submitted for ETL testing in the State of California for electrical certification.  ETL is the commercial equivalent of UL and Noble submitted its application to Interteck, which is the company that grants ETL approval.  Although not receiving ETL certification would not prevent us from selling the Viridian Tankless water heaters, it is expected that ETL certification is expected during the second quarter of 2009.

Governmental Approval and Regulation

Noble is subject to all of the government regulations that regulate businesses generally such as compliance with regulatory requirements of federal, state, and local agencies and authorities, including regulations concerning workplace safety, labor relations, and disadvantaged businesses.  In addition, the Company’s operations are subject to the jurisdiction of federal, state and other taxing authorities.  From time to time, these taxing authorities may review or audit the Company.

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

Personnel

During the year ended December 31, 2008, we had 3 full-time employees.  We entered into an employment agreement with our Chief Executive Officer, James A. Cole during the second quarter of 2007.  The agreement is for a three year term and we agreed to pay Mr. Cole a base salary of $180,000 for the first year, $198,000 for the second year, and $218,000 for the third year of employment.  Also, during the second quarter of 2007, we executed an employment agreement with L. Fred Huggins, to serve as our Vice President of Sales and Marketing.  Mr. Huggins agreed to serve in this position for two years and we agreed to compensate him a base salary of $150,000 per year.  Subsequent to the year ended December 31, 2008, Mr. Huggins resigned from his position as Vice President of Sales and Marketing.

During the first quarter of 2008, we entered into a two year employment agreement with a Director of Engineering, whereby the Company has agreed to annual compensation of $115,000 in addition to an allowance of $500 to $1,000 for individual health insurance until the Company can establish a group plan for its employees.

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

ITEM 1A.                   RISK FACTORS

Risks Relating with Our Business and Marketplace

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

We anticipate that our “green” products will be sold to new residential and commercial construction companies so our operations could be adversely affected by a decline in residential and commercial construction.

We anticipate that our products and specifically that of the tankless water heater will be marketed and sold to new residential and commercial construction companies.  The strength of residential and commercial construction depends on new housing starts and business investment, which are a function of many factors beyond our control, including interest rates, employment levels, availability of credit and consumer confidence.  Downturns in these markets could result in lower revenues and lower profitability.  New housing starts declined in 2006, which have continued through 2008 and the pace may continue at lower levels than previously expected and decline further.

During the quarter ended June 30, 2008 we executed an acquisition and plan of merger agreement.  The acquired company and Noble Innovations has since operated as a combined entity and are now fully integrated.  Additionally, we may acquire other companies in the future, which we may not be able to integrate them successfully.

On June 18, 2008, we completed an acquisition and plan of merger agreement with Noble Systems Incorporated.  We may in the future also look to acquire additional companies that are consistent with our business plan of energy efficient products.  Each acquisition is subject to customary closing conditions; including the completion of due diligence reasonably satisfactory to us, the negotiation and execution of a definitive agreement, required regulatory approvals, and the acquired company providing audited financial statements as required by SEC rules and regulations.  We may not be able to complete these acquisitions if we are not satisfied with our due diligence investigation, if we are unable to negotiate definitive agreements, if we cannot obtain the required regulatory approvals, or if the companies to be acquired cannot provide the required audited financial statements.

Further, even if we are able to successfully complete any proposed acquisitions, the company to be acquired will have been operated as a separate independent entity and we may not be able to integrate the operations of that business successfully or institute the necessary systems and procedures, including accounting and financial reporting systems, to manage the combined enterprise on a profitable basis.  Our management may not be able to manage the combined entity effectively or to successfully implement our operating strategies.  Any inability to integrate any other future entities successfully would have a material adverse effect on our business, financial condition and results of operations.

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

Noble is highly dependent on its key executive officers for the success of its business plan and may be dependent on the efforts and relationships of the principals of future acquisitions and mergers.  If any of these individuals become unable to continue in their role, the company’s business could be adversely affected.

Noble believes its success will depend, to a significant extent, on the efforts and abilities of James Cole, its CEO.  If Noble lost Mr. Cole, it would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of its business plan and the diversion of limited working capital. Noble can give you no assurance that it could find a satisfactory replacement for Mr. Cole at all, or on terms that are not unduly expensive or burdensome.

If Noble grows and implements its business plan, it will need to add managerial talent to support its business plan.  There is no guarantee that Noble will be successful in adding such managerial talent.  These professionals are regularly recruited by other companies and may choose to change companies.  Given Noble’s relatively small size compared to some of its competitors, the performance of its business may be more adversely affected than its competitors would be if Noble loses well-performing employees and are unable to attract new ones.

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

Our common stock could be deemed a low-priced “Penny” stock which could make it cumbersome for brokers and dealers to trade in our common stock, making the market for our common stock less liquid and negatively affect the price of our stock.

Trading of our common stock may be subject to certain provisions of the Securities Exchange act of 1934, commonly referred to as the “penny stock” as defined in Rule 3a51-1.  A penny stock is generally defined to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions.  If our stock is deemed to be a penny stock, trading will be subject to additional sales practice requirements of broker-dealers.  These require a broker-dealer to:

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

Consequently, penny stock rules may restrict the ability or willingness of broker-dealers to trade and/or maintain a market in our common stock.  Also, prospective investors may not want to get involved with the additional administrative requirements, which may have a material adverse effect on the trading of our shares.

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

ITEM 1B.                   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                      PROPERTIES

Our corporate office is located in Phoenix, Arizona, where we are allowed to utilize space from DataHand Systems, Inc., which is another entity controlled by our CEO, James Cole.  There was no formal lease and we were allowed to utilize the space at no cost.

On July 31, 2008, Noble entered into a three year agreement to lease 6,402 square feet of warehouse space to be used for production purposes in Tempe, Arizona under a non-cancelable 3-year operating lease expiring September 30, 2011. The lease commenced on October 1, 2008 and pursuant to the agreement, we agreed to pay monthly payments of $4,740 plus Common Area Maintenance (“CAM”) charges for the first twelve months with annual increases thereafter.  The lease provides for increases in future minimum annual rental payments based on defined annual increases beginning with monthly payments of $4,740 plus variable CAM charges and culminating in a monthly payment of $5,030 plus CAM charges on September 30, 2011.  Additionally, we were required to pay a $15,000 security deposit.

ITEM 3.                      LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

In March 2009, the Company filed a complaint against L. Fred Huggins, its former Vice President of Sales and Marketing, in the United States District Court, District of Arizona.  The complaint seeks preliminary and permanent injunctive relief and monetary damages based on allegations of theft of trade secrets, breach of non-compete agreement, unfair competition, and conspiracy to commit unfair competition.  Furthermore, a temporary restraining order with regards to the Company’s proprietary information, trade secrets and confidential information was filed against Mr. Huggins in the Superior Court of Arizona, in and for the County of Maricopa.

Mr. Huggins subsequently filed counterclaims and a third party counterclaim alleging refusal to pay wages, breach of contract, breach of the covenant of good faith and fair dealing, unjust enrichment, breach of fiduciary duty, fraud, conversion, and civil conspiracy.  Mr. Huggins has requested compensatory damages of approximately $169,000 as well as punitive damages, treble damages and reasonable attorney’s fees and costs in his countersuit.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote at a stockholders meeting of our security holders during the fiscal year ended December 31, 2008.

However, during the second quarter of 2008, we obtained majority consent of stockholders for the Merger with Noble Systems Incorporated and the increase of our authorized shares.

PART II

ITEM 5.                      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Our Common Stock was approved for trading on the Financial Industry Regulatory Authority (“FINRA”) Automated Quotation Bulletin Board System on January 10, 2007, under the symbol “XSIV.OB”.  Upon the company’s name being changed from XSInventory to Noble Innovations in May 2007, the symbol was changed to “NBIV.OB”.  On May 20, 2008, a reverse split became effective whereby the holders of our common stock were deemed to hold 1 share of the Company’s common stock for every 20 shares issued and outstanding immediately prior to the close of business on the effective date.  As a result of the reverse merger, our symbol was changed to “NOBV.OB”.

Trading of our common stock did not begin until January 10, 2007 and our common stock has traded infrequently on the OTC.BB, which limits our ability to locate accurate high and low bid prices for each quarter within the last two fiscal years.  Therefore, the following table lists the quotations for the high and low bid prices as reported by a Quarterly Trade and Quote Summary Report of the OTC Bulletin Board since we began trading on January 10, 2007 through December 31, 2008.  The quotations from the OTC Bulletin Board reflect inter-dealer prices without retail mark-up, markdown, or commissions and may not be represent actual transactions.

	December 31, 2008		December 31, 2007
	High	Low	High	Low
1st Quarter*	$4.25	$1.26	$4.92	$0.00
2nd Quarter	$8.50	$0.36	$5.10	$1.20
3rd Quarter	$7.31	$4.00	$5.45	$2.05
4th Quarter	$6.05	$1.26	$5.75	$1.25

           * Trading did not begin until January 10, 2007 and therefore the first quarter shown above for the year ended December 31, 2007 is from the period of January 10, 2007 through March 31, 2007.

Holders of Common Stock

As of March 31, 2009, we had approximately 162 stockholders of record of the 12,539,340 shares outstanding.

Dividends

The payment of dividends is subject to the discretion of our Board of Directors and will depend, among other things, upon our earnings, our capital requirements, our financial condition, and other relevant factors.  By reason of our present financial status and our contemplated financial requirements, we do not anticipate paying any dividends upon our common stock in the foreseeable future.

We did however, on May 20, 2008, approve a 1 for 20 reverse split; however, we currently do not intend to pay cash dividends in the foreseeable future on the shares of common stock.  We intend to reinvest any earnings in the development and expansion of our business. Any cash dividends in the future to common stockholders will be payable when, as and if declared by our Board of Directors, based upon the Board’s assessment of:

•	our financial condition;
•	earnings;
•	need for funds;
•	capital requirements;
•	prior claims of preferred stock to the extent issued and outstanding; and
•	other factors, including any applicable laws.

Therefore, there can be no assurance that any dividends on the common stock will ever be paid.

Securities Authorized for Issuance under Equity Compensation Plans

Consultant and Employee Stock Compensation Plan

We currently maintain equity compensation plans to allow the Company to compensate employees, directors, consultants and certain other persons providing bona fide services to the Company or to compensate officers, directors and employees for accrual of salary, through the award of our common stock.

On July 8, 2008 the Company granted 250,000 options upon the execution of a consulting agreement to significant shareholders, exercisable at $0.40 per share over a five year term.

On October 6, 2008 the Company granted 25,000 options as part of a consulting agreement to significant shareholders, exercisable at $1.00 per share over a five year term. The terms of the agreement require an additional 75,000 options to be issued in increments of 25,000 shares every ninety days thereafter.

The following table sets forth information as of December 31, 2008 regarding outstanding shares granted under the plans, warrants issued to consultants and options reserved for future grant under the plans.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))

Equity compensation plans approved by stockholders	--	$--	--

Equity compensation plans not approved by stockholders	275,000	$0.45	75,000

Total	275,000	$0.45	75,000

These plans are intended to encourage directors, officers, employees and consultants to acquire ownership of common stock.  The opportunity so provided is intended to foster in participants a strong incentive to put forth maximum effort for its continued success and growth, to aid in retaining individuals who put forth such effort, and to assist in attracting the best available individuals to the Company in the future.

Recent Sales of Unregistered Securities

On December 8, 2008, we sold 84,000 shares of our common stock at $0.60 per share to an accredited investor for total proceeds of $50,400.

On December 12, 2008, we authorized the issuance of 15,000 shares of our common stock in exchange for $30,000 in proceeds and a secured convertible note, which carries a 12% interest rate.  The note matures on December 12, 2009.  The note is convertible into shares of common stock at the discretion of the note holder at a price equal to 50% of the volume weighted average price of the Company’s common stock for the ten trading days prior to conversion.  Additionally, the note is secured by 60,000 shares of our common stock, which will be issued in the event of default.

On December 16, 2008, we authorized the issuance of 25,000 shares of our common stock in exchange for proceeds of $100,000 and a secured convertible note, which carries an 8% interest.  The note matures on December 16, 2009.  The note is convertible into shares of our common stock at the discretion of the note holder at a price equal to the lesser of 70% of the volume weighted average price of the Company’s common stock for the ten trading days prior to conversion or $0.75 per share.  Additionally, the note is secured by 200,000 shares of our common stock, which will be issued in the event of default.

On December 19, 2008, a total of 10,000 shares (5,000 each) of our common stock were issued to two consultants for services performed.

We believe the issuance of the shares is or will be exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2) and/or Regulation D, Rule 506.  The shares were or are to be issued directly by us and do not involve a public offering or general solicitation.  The recipients of the shares were afforded an opportunity for effective access to our files and records of that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients had such knowledge and experience in the Company’s financial and business matters that they were capable of evaluating the merits and risks of their investment.

Issuance of Options

On October 6, 2008, the Company granted 25,000 options pursuant to a consulting and advisory agreement.  The options are exercisable at $1.00 per share over a five year term.  Additionally, pursuant to the agreement the Company agreed to issue an additional 75,000 options in increments of 25,000 every ninety days thereafter with an exercise price of $1.00 over a five year term.

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

Subsequent Issuances

On January 16, 2009, we entered into a consulting agreement whereby we agreed to issue 7,500 shares of our common stock per quarter for four quarters to an individual beginning on April 16, 2009.

On January 31, 2009, we entered into a consulting agreement whereby we agreed to issue 6,250 shares of our common stock per quarter for eight quarters to an individual beginning on April 31, 2009.

On February 10, 2009, we entered into a consulting agreement whereby we agreed to issue 10,000 shares of our common stock per quarter for eight quarters to an individual beginning on May 10, 2009.

On February 16, 2009, we entered into a consulting agreement whereby we agreed to issue 5,000 shares of our common stock per quarter for eight quarters to an individual beginning on May 16, 2009.

On February 19, 2009, we entered into a consulting agreement whereby we agreed to issue 5,000 shares of our common stock per quarter for six quarters to an individual beginning on May 19, 2009.

The shares pursuant to the above mentioned consulting agreement will not be issued until three months from the execution date of the agreement.

We believe the issuance of the shares will be exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2).  The shares are to be issued directly by us and do not involve a public offering or general solicitation.  The recipients of the shares were afforded an opportunity for effective access to our files and records of that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients had such knowledge and experience in the Company’s financial and business matters that they were capable of evaluating the merits and risks of their investment.

Issuance pursuant to Form S-8

On September 22, 2008, we filed a registration statement on Form S-8, whereby we registered a total of 600,000 shares.  Pursuant to the Form S-8, we issued 30,000 shares to Stoecklein Law Group for legal services and a total of 450,000 shares to three consultants and one employee.  As of December 31, 2008, we had 120,000 shares of our common stock available to be issued under the Consultant Stock Plan.

Subsequent to the year ended December 31, 2008, we issued another 10,000 shares to an employee and 25,000 shares to the Law Offices of Ivan Mlachak as a retainer for legal services.

Issuer Purchases of Equity Securities

We did not repurchase any of our securities during the year ended December 31, 2008.

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

In connection with the name change and the intention to pursue a new line of business, on May 16, 2007, we appointed James A. Cole to serve as our new Chief Executive Officer of the Company as well a member of the board of directors.  As a result of these executive changes, our focus has shifted to pursuing energy efficient technology that is classified as “green” in nature.

OVERVIEW OF CURRENT OPERATIONS

Since transitioning our business focus to providing and distributing “green” products, the Company has focused on pursuing various energy efficient technologies and has begun associating ourselves with various associations and societies that emphasize innovative, energy efficient and environmentally sensitive products in the building community.  During the fourth quarter of 2007, we showcased our first “green” product; the Viridian Truly Tankless water heater.

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

Result of Operations for the Years Ended December 31, 2008 and 2007

As a result of this business change in 2007, the financial statements for the years ended December 31, 2008 and 2007 are not directly comparable as the Company had previously been pursing a different line of business during the first half of 2007 than what we are currently pursuing in 2008.  Additionally, our new business plan is still in the early stage of development and as a result we have not experienced any revenues or cost of goods related to this change in business operations.

OPERATING EXPENSES:

The following table summarizes selected items from the statement of operations for the year ended December 31, 2008 compared to the year ended December 31, 2007.

	Years Ended December 31,		Increase/
	2008	2007	(Decrease)

General and administrative	$254,948	$116,969	118%

Professional fees	2,043,153	222,917	817%

Promotional and marketing	101,612	83,101	22%

Salaries (total)	1,254,454	323,588	288%

Depreciation	8,553	-0-	--

Net operating (loss)	$(3,662,720)	$(746,575)	391%

General and Administrative expenses:

The general and administrative expenses increased 118% from $116,969 during the year ended December 31, 2007 as compared to $254,948 for the year ended December 31, 2008.  The primary increase in general and administrative expenses was due to the Company’s expansion in the energy efficient industry, which began in May of 2007.  Prior to May 2007, we operated our business of acquiring excess inventory and resold the inventory through various internet channels of distribution, which ultimately did not incur much general and administrative expense.  As we continue in our new line of business we expect to incur higher general and administrative expenses as evidenced in the increases shown during the 2008 year.

Professional fees:

During the year ended December 31, 2008, we incurred $2,043,153 in professional fees, of which we expensed approximately $1,895,644 in stock based compensation. In contrast, we incurred $222,917 in professional fees for the year ended December 31, 2007.  This amounted to a $1,820,236 increase from the year ended December 31, 2008 to that of the year ended December 31, 2007.  Professional fees during the 2008 year were primarily made up of stock being issued to multiple consultants for services performed for the Company.  In comparison we incurred only minimal professional fees that were related to our public offering during the first quarter of 2007 and had only begun to incur professional fees relating to our new business endeavor.  We expect that we will continue to experience high professional fees as we continue to utilize consultants’ services.

Salaries and wages:

Total salaries and wage expenses, include the expenses associated with our appointed officers that began with our pursuit of a new line of business in May of 2007.  In conjunction with this transition, we executed two employment agreements with our newly appointed officers and since that time we have continued to experience higher salary expenses.

Our total salary expenses for the year ended December 31, 2008 increased by 288% as compared to the same period of 2007.  In addition to the employment agreements we executed in May of 2007, during the year ended December 31, 2008, we entered into a two year employment agreement with our Director of Engineering whereby we have agreed to pay $115,000 per year.  Additionally, during the year ended December 31, 2008 we issued 400,000 shares of 6% Series A Non-Convertible Preferred Stock as payment on accrued wages to Mr. Cole, which had a fair market value of $150,000 at the time of their issuance.

Prior to changing our business focus in the second quarter of 2007, we did not experience high salary expenses as a result of our former officer not being paid a salary.

Net Operating (Loss):

The net operating loss for the year ended December 31, 2008 was $3,662,720 versus a net loss of $746,575 for the year ended December 31, 2007, which was an increase in net loss of $2,916,145 or 391%.  Our total expenses increased as a result of our transition into a new business pursuit during the second half of 2007, which has continued through the current period.  Ultimately we have had over all increases in all of our expenses when comparing the two years, with our largest increases being professional fees and general and administrative expenses.  These additional expenses attribute to the higher net operating loss. As we continue in our new pursuit of business, we anticipate we will continue to incur increases in our expenses than previously experienced.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at December 31, 2008 compared to December 31, 2007.

	December 31,	December 31,	Increase / (Decrease)
	2008	2007	$	%

Current Assets	$126,848	$42,583	$84,265	198%

Current Liabilities	$956,131	$668,071	$288,060	43%

Working Capital (Deficit)	$(829,283)	$(625,488)	$203,795	33%

Cash used in our operating activities totaled $679,564.  Although our cash increased during the fourth quarter of 2008 to $71,660 in cash, this is not enough to sustain operations.  Our future capital requirements will depend on many factors, including the expansion of our business in the energy efficient products, established sales of these products, addition of new revenue sources, cost and availability of third-party financing for development, and the legal and administrative expenses.  As we expand our activities in a new business plan, we may continue to experience net negative cash flows from operations.

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

During the third quarter of 2008, we conducted a private placement of our shares to accredited investors whereby we sold shares at a price of $2.00 per share and raised approximately $108,000.  During the fourth quarter of 2008, we conducted a private placement of our shares to an accredited investor whereby we sold shares at a price of $0.60 per share and raised approximately $50,400.

Notes Payable

Further, our indebtedness is comprised of various secured and unsecured notes intended to provide capital for the ongoing manufacturing of our tankless water heaters.  As of December 31, 2008 we had one unsecured note due on demand to a related party for $226,500.  Additionally, we executed three unsecured promissory notes in August for a total of $200,000 that carry a 10% interest rate.  These notes all mature in August of 2009.  In accordance with the terms of default, if the note has not been repaid, we have agreed to issue on the date of maturity restricted shares of our common stock at a price equal to the lesser of 70% of the volume weighted average price of the 30 day average closing price per share as quoted by Bloomberg LP or equivalent quotation system as satisfaction for the note.

We also executed two secured convertible notes in December 2008.  The first convertible note is for $30,000 and carries a 12% interest rate.  The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to 50% of the volume weighted average price of the Company’s common stock 10 days prior to conversion.  The note is secured by our fixed assets and 60,000 shares of our common stock, which is to be issued upon an event of default.  The second convertible note is for $100,000 and carries an 8% interest rate.  The principal is convertible into shares of our common stock at the discretion of the note holder at a price equal to the lesser of 70% of the volume weighted average price of the Company’s common stock 10 days prior to conversion or $0.75 per share.  The note is secured by our fixed assets and 200,000 shares of our common stock, which is to be issued upon an event of default.

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

Satisfaction of our cash obligations for the next 12 months.

During the 2008 year, we capitalized our company with loans from officers and related parties, which had been used for operational expenses in addition to executing promissory notes and convertible notes.  As of December 31, 2008, we had outstanding unsecured loans due on demand with a related party of $226,500.  Additionally, we executed three unsecured promissory notes for $200,000 and two convertible notes for a total of $130,000 that mature in August and December 2009.

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

As of December 31, 2008, we had available cash of $71,660, which will not be enough to pursue our energy efficient product line of business.  With the intention to pursue a line of business focused on energy efficient products during the next twelve months we plan to seek financing opportunities.  We plan to seek additional funding for operations through equity and/or debt or other means that may become available to us.  If we are not able to receive any additional funds, we cannot continue our proposed business operations.

Summary of product and research and development that we will perform for the term of our plan.

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

Significant changes in the number of employees.

We entered into an employment agreement with our Chief Executive Officer, James A. Cole during the second quarter of 2007.  The agreement is for a three year term and we agreed to pay Mr. Cole a base salary of $180,000 for the first year, $198,000 for the second year, and $218,000 for the third year of employment.  Also, during the second quarter of 2007, we executed an employment agreement with L. Fred Huggins, to serve as our Vice President of Sales and Marketing.  Mr. Huggins agreed to serve in this position for two years and we agreed to compensate him a base salary of $150,000 per year.  Subsequent to the year ended December 31, 2008, Mr. Huggins resigned from his position.

During the first quarter of 2008, we entered into a two year employment agreement with a Director of Engineering, whereby the Company has agreed to annual compensation of $115,000 in addition to an allowance of $500 to $1,000 for individual health insurance until the Company can establish a group plan for its employees.  As we continue under our proposed line of business, we may need to hire additional employees.  In the interim, we intend to use the services of independent consultants and contractors to perform various professional services when appropriate. We believe the use of third-party service providers may enhance our ability to contain general and administrative expenses.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results or operations, liquidity, capital expenditures or capital resources that is deemed material.

Critical Accounting Policies

Stock-based compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company adopted SFAS No. 123 (R) during the fourth quarter of 2005. Stock and stock options issued for services and compensation totaled $3,544,947 and $108,750 for the years ended December 31, 2008 and 2007, respectively.

Recently Issued Accounting Standards

During May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation and presentation of financial statements in accordance with generally accepted accounting principles. This statement will be effective 60 days after the Securities and Exchange Commission approves the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of ‘Present Fairly in Conformity With Generally Accepted Accounting Principles’. The Company does not anticipate that the adoption of FAS 162 will have an effect on its consolidated financial statements.

During March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“FAS 161”). This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. It is effective for fiscal years and interim periods beginning after November 15, 2008, and will be applicable to the Company in the first quarter of fiscal 2009. The Company is currently evaluating the impact, if any, the adoption of FAS 161 will have on its consolidated financial statements.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-29 of this Form 10-K.

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our independent auditors on accounting or financial disclosures.

ITEM 9A(T).              CONTROLS AND PROCEDURES

Our Chief Executive Officer and Principal Financial Officer, James Cole, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report.  Based on that evaluation, Mr. Cole concluded that our disclosure controls and procedures are not effective, which are discussed below in more detail, in timely alerting him to material information relating to us required to be included in our periodic SEC filings and in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control, as is defined in the Securities Exchange Act of 1934.  These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable.  There are inherent limitations in the effectiveness of any system of internal controls, including the possibility of human error and overriding of controls.  Consequently, an effective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2008 for the following reasons.

•	We do not have an independent board of directors or audit committee or adequate segregation of duties.
•	All of our financial reporting is carried out by our financial consultant.
•	We do not have an independent body to oversee our internal controls over financial reporting and lack segregation of duties due to the limited nature and resources of the Company.

We intend to rectify these weaknesses by implementing an independent board of directors and hiring of additional accounting personnel once we have additional resources to do so.

The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosures, nor does management believe that it had any effect on the accuracy of our financial statements for the current reporting period.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

ITEM 9B.                   OTHER INFORMATION

Item 5.02 Departure of Directors or Principal Officers; Election of Directors; Appointments of Principal Officers.

(b)  Resignation of an Officer

On March 4, 2009, Mr. Fred Huggins resigned from his position of Vice President of Sales and Marketing.  The Company filed a Temporary Restraining Order against Mr. Huggins in the belief that Mr. Huggins violated his employment agreement.  Mr. Huggins has responded but the Company believes they will be successful in the action and does not deem the suit to be material.  As of the date of this filing, a replacement has not been located for this position.

Item 8.01                      Other Events

On November 24, 2008, the Company issued a press release announcing that the Viridian Tankless Water Heater was selected as a top product for 2008 by a leading building industry magazine.  A copy of the press release is attached hereto as Exhibit 99.1.

On December 29, 2008, the Company issued a press release announcing the selection of Brody Hanssen to its Executive Advisory Board.  A copy of the press release is attached hereto as Exhibit 99.2.

On February 2, 2009, the Company issued a press release announcing that the Viridian Tankless Water Heater was displayed at the International Building Industry Show in Las Vegas.  A copy of the press release is attached hereto as Exhibit 99.3.

On February 19, 2009, the Company issued a press release announcing that the Virdian Tankless Water Heater will be displayed at the Kitchen and Bath Industry Show in Atlanta.  A copy of the press release is attached hereto as Exhibit 99.4.

On March 16, 2009, the Company issued a press release announcing that the Viridian Tankless Water Heater will be displayed at the Connect 2009 – PHCC Convention in New Orleans.  A copy of the press release is attached hereto as Exhibit 99.5.

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

NAME	AGE	POSITION
James Cole	63	Current Chief Executive Officer, Treasurer and Director (1)
L. Fred Huggins	59	Vice President of Sales and Marketing (2)
(1)	Upon Mr. Evangelista’s resignation on May 16, 2007, Mr. Cole was appointed as the Company’s CEO, Secretary / Treasurer and Director.
(2)	Mr. L Fred Huggins resigned from his position of Vice President of Sales and Marketing on March 4, 2009.

Duties, Responsibilities and Experience

James Cole was appointed as the Company’s President, Chief Executive Officer, Secretary, and Treasurer on May 16, 2007.  Currently, Mr. Cole serves as the Company’s President, Chief Executive Officer and Treasurer.  Additionally, Mr. Cole is a director and Chairman of the Company’s Board of Directors.  Mr. Cole has twenty years of experience in raising capital in the public and private sectors as well as seventeen years experience in growing private companies into successful public entities.  Since 1996, Mr. Cole has served as the Chief Executive Officer of Datahand Systems, Inc., which develops, manufactures, and markets ergonomic alternative to computer keyboards.  Additionally, Mr. Cole was the founder of Hidden Oaks Ventures in 1999, which provides investment and management services to various companies such as Tri-Steel Structures and Applebee’s International, Inc.  Prior to his involvement with those entities, Mr. Cole served as senior operations executive and chief financial officer for a publicly traded printing equipment manufacturer.  Mr. Cole received his Bachelors of Science and Arts in Accounting and Finance from Indiana University and has a Masters Degree in International Finance from the University of Chicago as well as a Master of Business Administration (MBA) from Emporia State University.

Executive Advisory Panel

In the third quarter of 2008, the Board of Directors approved the establishment of an Executive Advisory Panel to provide on-going advice to the Company’s officers.  Mr. Michael Fouts and Mr. Brody Hanssen are the current members of the panel.

Mr. Fouts has 15 years of financial industry experience.  Mr. Fouts, is a graduate from Westmar College, Le Mars, Iowa, with majors in Finance and Economics.  Mr. Fouts started his own fee-based third-party retirement plan administrator and consulting firm, Qualified Plan Consultants, L.L.C. (QPC), in Des Moines, Iowa in 2003.  Prior to starting QPC, Fouts was Vice President of Qualified Pension Services, LLC.

Mr. Hanssen is responsible for overseeing the financial operations of five separate offices in Washington and Arizona for Chaffey Homes, a homebuilding company founded in 1963. He also manages all corporate investments and taxes, and oversees the audits and financials for not only the corporate entity, but also for the subsidiaries, including a wholly owned restaurant, of Chaffey. Prior to 1998, Mr. Hanssen was Corporate Controller at Gargoyles Statuary, and was responsible for two acquisitions, assisted in taking the company public, and for the establishment of a division in London. His background includes specialized work in manufacturing and high-tech industries, as well as involvement in the stock market and angel funding.  Mr. Hanssen received his Bachelor of Arts degree in Business from Western Washington University.

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

Currently, Mr. Cole, the Corporation’s Chief Executive Officer, has been named in Mr. Huggins’ countersuit against the Corporation and is the subject of a pending legal proceeding although a motion to have Mr. Cole dismissed has been filed.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires executive officers and directors, and persons who beneficially own more than ten percent of an issuer's common stock, which has been registered under Section 12 of the Exchange Act, to file initial reports of ownership and reports of changes in ownership with the SEC.  Executive officers, directors and greater-than-ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that as of December 31, 2008, they were all current in their filings.

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

Corporate Governance

Director Independence

The Board of Directors has concluded that Director, James Cole is not independent in accordance with the director independence standards of the American Stock Exchange.

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

The Board or management has not established any specific minimum qualifications that a candidate for director must meet in order to be recommended for Board membership.  Rather, the Board or management will evaluate the mix of skills and experience that the candidate offers, consider how a given candidate meets the Board’s current expectations with respect to each such criterion and make a determination regarding whether a candidate should be recommended to the stockholders for election as a Director.  During 2008, the Company received no recommendation for Directors from its stockholders.

Audit Committee

Currently, we do not have an Audit Committee.  At this time, the board of directors will perform the necessary functions of an Audit Committee, such as: recommending an independent registered public accounting firm to audit the annual financial statements; reviewing the independence of the independent registered public accounting firm; review of the financial statements and other required regulatory financial reporting; and reviewing management’s policies and procedures in connection with its internal control over financial reporting.

Additionally, we do not have a financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive.  However, at such time the Company has the financial resources a financial expert will be hired.

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

Compensation Philosophy and Objectives

The Board believes that the most effective executive compensation program is one that is designed to reward the achievement of specific annual, long-term and strategic goals by Noble, and which aligns executives’ interests with those of the stockholders by rewarding performance above established goals, with the ultimate objective of improving stockholder value. As a result of the size of Noble and only having two executive officers, the Board evaluates both performance and compensation on an informal basis. Upon hiring additional executives, the Board intends on establishing a Compensation Committee to evaluate both performance and compensation to ensure that Noble maintains its ability to attract and retain superior employees in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to similarly situated executives of our peer companies. The Board believes executive compensation packages provided by Noble to its executives, including the named executive officers, should include both cash and stock-based compensation that reward performance as measured against established goals.

Stockholder Communications

Any shareholder communications to the Board should be forwarded to the attention of the Company’s Secretary at our offices at 3044 North 33rd Avenue, Phoenix, Arizona 85017.  Our Secretary will review any communication received from a shareholder, and all material communications from shareholders will be forwarded to the Chairman of the Board, the Board of Directors, or other individual directors as appropriate.

ITEM 11.                    EXECUTIVE COMPENSATION

The table below summarizes the total compensation paid or earned by our executive officer, James A. Cole, and our vice president of sales and marketing, L. Fred Huggins, for the fiscal years ended December 31, 2008 and 2007, respectively.  Additionally, we have included our previous executive officer, Michael Evangelista, for the year ended December 31, 2007.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	All Other Compensation ($)	Total ($)
Michael Evangelista
Former CEO/President/ Director (2)	2007	-0-	-0-	-0-	$2,500	$2,500

James A. Cole
CEO/President/ Director (3)	2008 2007	$69,757 $97,500	$210,054 (4) -0-	$150,000 (5) $450,000	-0- -0-	$429,811 $547,500

L. Fred Huggins
Former Vice President of Sales and Marketing (6)	2008 2007	$74,198 $49,388	$320,000 (7) -0-	$64,500 (8) $48,000	-0- $8,587 (9)	$458,698 $105,975
(1)	The amounts shown in this column reflect the expense recognized for financial statement reporting purposes for the fiscal year ended December 31, 2008 and 2007, in accordance with FAS 123(R).
(2)	Mr. Evangelista resigned from all his positions for the Company on May 16, 2007 and entered into a termination and retirement agreement which was previously disclosed on Form 8-K, dated May 23, 2007.
(3)
Upon Mr. Evangelista’s resignation, Mr. Cole was appointed as the Company’s CEO, Secretary / Treasurer and Director.  Mr. Cole executed a three year employment agreement.  For the year ended December 31, 2007, the Company accrued an expense of $97,500 as compensation for Mr. Cole pursuant to his agreement.  For the year ended December 31, 2008, the Company accrued an expense of approximately $76,943 as compensation for Mr. Cole.

(4)
The Company issued 8,079 shares of its common stock as a bonus for services performed to its CEO. The fair market value of the shares is represented in the table above in accordance with FAS 123(R).  The total shares disclosed is adjusted for the 1:20 reverse split of common stock that occurred on May 20, 2008.

(5)	Mr. Cole was granted shares 400,000 shares of its 6% series A non-convertible preferred stock as payment on accrued wages.
(6)
Mr. L. Fred Huggins was appointed as Vice President of Sales and Marketing on May 21, 2007.  Mr. Huggins executed a two year employment agreement.  For the year ended December 31, 2007, the Company accrued an expense of $49,388 as compensation for Mr. Huggins pursuant to his agreement.  For the year ended December 31, 2008, the Company accrued an expense of approximately $103,107 as compensation for Mr. Huggins.  Subsequent to the year ended December 31, 2008, Mr. Huggins resigned from his position.

(7)
The Company issued 500 shares of its common stock as a bonus for services performed by Mr. Huggins.  The fair market value of the shares is represented in the table above in accordance with FAS 123(R).  The total shares disclosed is adjusted for the 1:20 reverse split of common stock that occurred on May 20, 2008.

(8)	Mr. Huggins received shares of free trading stock in lieu of cash on accrued salaries. The fair market value of the shares is represented in the table above in accordance with FAS 123(R).
(9)	Pursuant to Mr. Huggins employment agreement, he was to receive $600 a month for an auto allowance and approximately an additional $626 a month for health insurance.

Employment Agreements and Compensation

James A. Cole

On May 16, 2007, Noble entered into an employment agreement (“Employment Agreement”) with James Cole, to serve as its President.  The Employment Agreement is for three years commencing on May 16, 2007 and expiring on May 17, 2010.  Mr. Cole is entitled to the following compensation pursuant to the Employment Agreement; however, subsequent to the employment agreement being executed, the Company completed a 1:20 reverse stock split so any issuances occurring after the reverse split pursuant to the agreement would be adjusted proportionately.

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

L. Fred Huggins

On May 21, 2007, Noble entered into an employment agreement (“Employment Agreement”) with L. Fred Huggins, to serve as its Vice President of Sales and Marketing.  The Employment Agreement is for two years commencing on May 21, 2007 and expiring on May 21, 2009.  Subsequent to the year ended December 31, 2008, Mr. Huggins resigned from his position with the Company.  Mr. Huggins was entitled to the following compensation pursuant to the Employment Agreement; however, subsequent to the employment agreement being executed, the Company completed a 1:20 reverse stock split so any issuances occurring after the reverse split pursuant to the agreement would be adjusted proportionately.

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

Termination of Employment

We entered into employment agreements with Mr. James Cole, our chief executive officer.  Pursuant to the employment agreement with Mr. Cole, he has agreed that for a period of two years after the termination of the employment agreement, he will not without the prior written consent of Noble’s board of directors directly or indirectly compete with Noble’s business.  In the event that Mr. Cole dies during the term of the employment agreement, Noble will pay to the estate of Mr. Cole any earned salary through the last day of the calendar month of his death.

Compensation Committee

We currently do not have a compensation committee on the board of directors.  Until a formal committee is established our entire board of directors will review all forms of compensation provided to our executive officers, directors, consultants, and employees, including stock compensation.

Equity Awards

During the year ended December 31, 2008 we issued 8,079 shares of our common stock to Mr. James Cole, our chief executive officer, and issued 20,500 shares to Mr. L. Fred Huggins, our vice president of sales and marketing.  The amounts represented above have been adjusted for the 1:20 reverse stock split that occurred on May 20, 2008.

Director Compensation and Other Arrangements

As a result of having limited resources we do not currently have an established compensation package for board members.

Board Committees

We do not currently have any committees of the Board of Directors, as our Board consisted of one member during the year ended December 31, 2008. Additionally, due to the nature of our intended business, the Board of Directors does not foresee a need for any committees in the foreseeable future.

ITEM 12.                                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on March 31, 2009, held by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers.  The percentage of beneficial ownership for the following table is based on 12,593,340 shares of common stock outstanding as of March 31, 2009.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes (unless footnoted) shares of common stock that the stockholder has a right to acquire within 60 days after March 31, 2009 through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Name of Officer or Director (1)	Number of Common Shares (2)	Percent Beneficially Owned (3)
James Cole, Chief Executive Officer and Director	1,449,329	12%
L. Fred Huggins Vice President of Sales and Marketing (4)	274,250	2%
Directors and Officers as a Group	1,723,579	14%
(1)
As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security).  The address of each person is in the care of the Company.

(2)	Shares reflected are post 1:20 reverse split that occurred in May 2008.
(3)	Figures are rounded to the nearest percent.
(4)	Subsequent to the year ended December 31, 2008, Mr. Huggins resigned from his position.

Name of Beneficial Owners (1)	Number Of Common Shares (2)	Percent Beneficially Owned (3)
Cellinium Group, LLC 4815 E. Carefree Highway #108-621 Cave Creek, AZ 85331	1,145,831	9%
Winfield Exclusive Fund I, LLC 2275 E. Camelback Rd. Ste 400 Phoenix, AZ 85016	690,000	6%
All Beneficial Owners as a Group	1,835,831	15%
(1)
As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security).

(2)	Shares reflected are post 1:20 reverse split that occurred in May 2008.
(3)	Figures are rounded to the nearest percent.

ITEM 13.                                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

James Cole

The Company repaid approximately $140 of previous loans to its Chief Executive Officer, James Cole in the second quarter of 2008 due to the consolidation of the Noble Systems, Merger, whereby Mr. Cole was also the sole officer and director of Noble Systems.  As a result of the merger with Noble Systems, $68,824 in a note payable offset the $68,824 note receivable to Noble Systems.

Furthermore, during the second quarter of 2008, we issued 8,079 shares of its common stock as a bonus for services performed by Mr. Cole as well as issued 400,000 shares of its 6% series A non-convertible preferred stock as payment on accrued wages. The shares carry a mandatory 12-month redemption clause in which the shares may be redeemed for cash at a rate of $0.60 per share.

Fred Huggins

During the fourth quarter of 2008, we issued a total of 20,000 shares of free trading common stock to the Company’s Vice President of Sales and Marketing as payment in lieu of cash on accrued salaries.

Significant Shareholders

In April 2008, we issued 3,900 shares valued at $117,000 as repayment on previous loans from significant stockholders to fund current operations.  In addition, we issued 22,525 shares of our common stock as financing costs for services provided to these significant stockholders.

During the third quarter of 2008, we granted 250,000 options upon the execution of a consulting agreement with significant shareholders, whereby the options are exercisable at $0.40 per share over a five year term as well as granted 25,000 options as part of a consulting agreement to significant shareholders, exercisable at $1.00 per share over a five year term.  The terms of the agreement require an additional 75,000 options to be issued in increments of 25,000 shares every ninety days thereafter.  Additionally, we issued 250,000 free trading S-8 shares, valued at $1,375,000 for consulting services by significant shareholders.

During the fourth quarter of 2008, we issued 150,000 shares of its free trading common stock to significant shareholders in accordance with a consulting agreement for services rendered.

During the year ended, 2008, we also received net proceeds of $226,500 from significant shareholders to fund current operations. These unsecured promissory notes are non-interest bearing and due on demand.

ITEM 14.                    PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by Lawrence Scharfman & Co., CPA P.C., for the audit of our annual financial statements and review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2008 and 2007 were $33,000 and $18,000, respectively.

(2) AUDIT-RELATED FEES

The aggregate fees billed by Lawrence Scharfman & Co., CPA P.C., for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements for the fiscal years 2008 and 2007 were $-0- and $-0-, respectively.

(3) TAX FEES

The aggregate fees billed by Lawrence Scharfman & Co., CPA P.C. for professional services rendered by the principal accountant for the fiscal years 2008 and 2007 were $-0- and $-0-, respectively.

(4) ALL OTHER FEES

There were no other fees to be billed by Lawrence Scharfman & Co., CPA P.C. for the fiscal years 2008 and 2007 other than the fees described above.

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

We do not have an audit committee.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

Not applicable.
PART IV

ITEM 15.                    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

1.	The financial statements listed in the "Index to Financial Statements" at page F-1 are filed as part of this report.

2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits included or incorporated herein: See index to Exhibits.

(b)           Exhibits

Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1	Acquisition and Plan of Merger between Noble Innovations, Inc. and Noble Systems Incorporated		8-K		2-1	06/25/08
3(i)(a)	Articles of Incorporation of XSInventory		SB-2		3(i)(a)	8/27/04
3(i)(b)	Articles of Incorporation of Creative Excess		SB-2		3(i)(b)	8/27/04
3(i)(c)	Articles of Incorporation of Noble Innovations		10-Q	3/31/08	3(i)(c)	6/04/08
3(i)(d)	Certificate of Change		10-Q	3/31/08	3(i)(d)	6/04/08
3(i)(e)	Amendment to Articles of Incorporation		8-K		3(i)(e)	6/25/08
3(i)(f)	Amendment to Articles of Incorporation		8-K		3(i)(f)	6/25/08
3(ii)(a)	Bylaws of the XSInventory		SB-2		3(ii)(a)	8/27/04
3(ii)(b)	Bylaws of Creative Excess		SB-2		3(ii)(b)	8/27/04
4	Stock Certificate Specimen		SB-2		4(c)	8/27/04
4.2	Certificate of Designation of Series A Preferred Stock		8-K		4	6/25/08
10.1	Restated Lock Up Agreement		SB-2		10.1	8/27/04
10.2	Office Lease		SB-2		10.2	8/27/04
10.3	Renewal Addendum to Office Lease 2005		SB-2		10.3	8/27/04
10.4	User Agreement		SB-2		10.4	8/27/04
10.5	Agent for the Issuer Letter Agreement		SB-2		10.5	8/27/04
10.6	Subscription Agreement		SB-2		10.6	8/27/04
10.7	Termination and Retirement Agreement with Michael Evangelista		8-K		10.7	5/23/07
10.8	Employment Agreement with James Cole		8-K		10.8	5/23/07
10.9	Employment Agreement with Fred Huggins		8-K		10.9	6/27/07
31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X
99.1	Press Release Announcing Viridian Tankless Water Heater as top product for 2008 by leading building industry magazine	X
99.2	Press Release Announcing Brody Hanssen to the Executive Advisory Board	X
99.3	Press Release Announcing Viridian Tankless Water Heater displayed at International Building Industry Show	X
99.4	Press Release Announcing Viridian Tankless Water Heater displaying at Kitchen and Bath Industry Show	X
99.5	Press Release Announcing Viridian Tankless Water Heater displaying at Connection 2009 PHCC Convention	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOBLE INOVATIONS, INC.

By: /s/ James Cole
       James Cole, President

Date: April 13, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ James Cole	President, Director, Secretary, Treasurer	April 13, 2009
James Cole

/s/ James Cole	Principal Executive Officer, Principal Financial Officer	April 13, 2009
James Cole

NOBLE INNOVATIONS, INC.

INDEX TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008 AND 2007

Lawrence Scharfman & Co., CPA P.C.
Certified Public Accountants

18 E. SUNRISE HIGHWAY, #203	9608 HONEY BELL CIRCLE
FREEPORT, NY 11520	BOYNTON BEACH, FL 33437
TELEPHONE: (516) 771-5900	TELEPHONE: (561) 733-0296
FACSIMILE: (516) 771-2598	FACSIMILE: (561) 740-0613

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

I have audited the accompanying condensed consolidated balance sheets of Noble Innovations, Inc. as of December 31, 2008 and 2007 and the related condensed consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, I express no such opinion. My audits of the financial statements include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Noble Innovations, Inc. as of December 31, 2008 and 2007, and the results of its operations, stockholders’ equity, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Lawrence Scharfman
Lawrence Scharfman, CPA
Boynton Beach Florida
April 13, 2009

Noble Innovations, Inc.
(Development Stage Company)
Condensed Consolidated Balance Sheets

	December 31,
	2008	2007
Assets

Current assets:
Cash	$71,660	$6,165
Inventory	55,188	36,418
Total current assets	126,848	42,583

Equipment, net	64,344	34,100

Other Assets:
Deposits	37,550	19,200

Total assets	$228,742	$95,883

Liabilities and Stockholders' (deficit)

Current liabilities:
Accounts payable	$176,274	$314,775
Accrued expenses	113,597	18,453
Accrued salaries, officer	76,943	97,500
Accrued salaries	126,557	49,388
Notes payable, related party	226,500	169,527
Notes payable, net of discount of $132,818 and $-0-
at December 31, 2008 and 2007, respectively	197,182	-
Deferred Income	39,078	18,428
Total current liabilities	956,131	668,071

Stockholders' (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 400,000 and -0-
shares issued and outstanding, respectively	400	-
Common stock, $0.001 par value, 50,000,000 shares authorized 12,504,340 and 250,500
shares issued and outstanding, respectively	12,504	251
Additional paid-in capital	52,868,316	349,656
(Deficit) accumulated during development stage	(53,608,609)	(922,095)
	(727,389)	(572,188)

Total liabilities and stockholders' (deficit)	$228,742	$95,883

The accompanying notes are an integral part of these financial statements.

Noble Innovations, Inc.
(Development Stage Company)
Condensed Consolidated Statements of Operations

	For the year ended		September 27, 2002
	December 31,		(Inception) to
	2008	2007	December 31, 2008

Revenue	$ -	$ -	$ 55,069
Cost of goods sold	-	-	51,201
	-	-	3,868

Expenses:
General and administrative	254,948	116,969	390,656
Professional fees	2,043,153	222,917	2,319,330
Promotional and marketing	101,612	83,101	184,713
Salaries, officer	559,254	206,250	765,504
Salaries	695,200	117,338	919,930
Depreciation	8,553	-	8,553
Total expenses	3,662,720	746,575	4,588,686

Net operating (loss)	(3,662,720)	(746,575)	(4,584,818)

Other income (expense):
Interest income	-	3	3
Interest expense	(45,374)	-	(45,374)
Financing costs	(704,259)	-	(704,259)
Impairment of goodwill	(48,274,161)	-	(48,274,161)
Total other income (expense)	(49,023,794)	3	(49,023,791)

Net (loss)	$ (52,686,514)	$ (746,572)	$ (53,608,609)

Weighted average number of common shares
outstanding - basic and fully diluted	6,601,141	519,064

Net (loss) per share - basic & fully diluted (a)	$ (7.98)	$ (1.44)

(a) Adjusted to reflect a 1 for 20 reverse split of the common stock effective May 20, 2008.

The accompanying notes are an integral part of these financial statements.

Noble Innovations, Inc.
(Development Stage Company)
Statement of Changes in Stockholders' Equity

						(Deficit)
						Accumulated
					Additional	During	Total
	Preferred Stock		Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)

	-	$-	-	$-	$-	$-	$-

Net loss for the period						(325)	(325)

Balance, December 31, 2002	-	-	-	-	-	(325)	(325)

Founders shares issued
for cash	-	-	202,500	203	29,797		30,000

Net loss for the period						(27,604)	(27,604)

Balance, December 31, 2003	-	-	202,500	203	29,797	(27,929)	2,071

Founders shares issued
for cash	-	-	302,500	302	60,198		60,500

Net loss for the period						(44,000)	(44,000)

Balance, December 31, 2004	-	-	505,000	505	89,995	(71,929)	18,571

Founders shares issued
for cash	-	-	89,798	90	17,870		17,960

Net loss for the period						(38,000)	(38,000)

Balance, December 31, 2005	-	-	594,798	595	107,865	(109,929)	(1,469)

Founders shares issued
for cash	-	-	128,487	128	30,569		30,697

Donated capital	-	-	-	-	6,500		6,500

Shares issued for cash
from private placement	-	-	245,000	245	97,755		98,000

Net loss for the period						(65,594)	(65,594)

Balance, December 31, 2006	-	-	968,285	968	242,689	(175,523)	68,134

Shares issued for previously
received funds	-	-	25,000	25	(25)		-

Shares issued for
services provided	-	-	5,500	6	108,744		108,750

Shares purchased and
cancelled	-	-	(748,285)	(748)	(1,752)		(2,500)

Net loss for the period						(746,572)	(746,572)

Balance, December 31, 2007	-	-	250,500	251	349,656	(922,095)	(572,188)

Shares issued for cash	-	-	143,900	144	293,756		293,900

Shares issued for
convertible notes payable	-	-	25,000	25	171,213		171,238

Shares issued for notes payable
conversion, related party	-	-	3,900	4	116,996		117,000

Shares issued for services
provided, related party	400,000	400	428,079	427	1,480,115		1,480,942

Shares issued for
services provided	-	-	92,300	92	951,875		951,967

Shares issued for
financing costs, related party	-	-	22,525	23	675,727		675,750

Shares issued for
financing costs	-	-	10,000	10	27,074		27,084

Shares issued for merger	-	-	11,528,129	11,528	48,365,616		48,377,144

Options granted for services
provided, related party	-	-	-	-	436,288		436,288

Shares issued for rounding
due to reverse stock split	-	-	7	-	-		-

Net loss for the period						(52,686,514)	(52,686,514)

Balance, December 31, 2008	400,000	$400	12,504,340	$12,504	$52,868,316	$(53,608,609)	$(727,389)

The accompanying notes are an integral part of these financial statements.

Noble Innovations, Inc.
(Development Stage Company)
Condensed Consolidated Statements of Cash Flows

	For the year ended		September 27, 2002
	December 31,		(Inception) to
	2008	2007	December 31, 2008
Cash flows from operating activities
Net (loss)	$(52,686,514)	$(746,572)	$(53,608,609)
Adjustments to reconcile net (loss) to
net cash used in operating activities:
Depreciation	8,553	-	8,553
Shares issued for services, related party	979,442	108,750	1,088,192
Shares issued for services	1,453,467	-	1,453,467
Shares issued for conversion of notes payable	117,000	-	117,000
Shares issued for financing costs	704,259	-	704,259
Amortization of beneficial conversion feature	36,995	-	36,995
Options granted for services	436,288	-	436,288
Impairment of goodwill	48,274,161	-	48,274,161
Decrease (increase) in assets:
Inventory	(18,770)	(36,418)	(55,188)
Other assets	(18,350)	(19,200)	(37,550)
Increase (decrease) in liabilities:
Accounts payable	(138,501)	312,352	176,274
Accrued expenses	95,144	18,453	113,597
Accrued salaries, officer	(20,557)	49,388	28,831
Accrued salaries	77,169	97,500	174,669
Deferred income	20,650	18,428	39,078
Net cash used in operating activities	(679,564)	(197,319)	(1,049,983)

Cash flows from investing activities
Purchase of equipment	(4,625)	(34,100)	(38,725)
Net cash used in investing	(4,625)	(34,100)	(38,725)

Cash flows from financing activities
Proceeds from demand notes, related party	530,000	169,527	699,527
Payments on demand notes, related party	(404,343)	-	(404,343)
Proceeds from notes payable	330,000	-	330,000
Proceeds from the sale of common stock	293,900	-	531,057
Repurchase of common stock	-	(2,500)	(2,500)
Donated capital	-	-	6,500
Net cash provided by financing activities	749,557	167,027	1,160,241

Net increase (decrease) in cash	65,368	(64,392)	71,533
Cash - beginning	6,165	70,557	-
Cash acquired in merger	127	-	127
Cash - ending	$71,660	$6,165	$71,660

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash investing and financing activities:
Stock issued for services provided	$2,432,909	$108,750	$2,541,659
Stock issued for note payable conversion, related party	$117,000	$-	$117,000
Stock issued for financing costs	$702,834	$-	$702,834
Stock issued for merger	$48,377,144	$-	$48,377,144

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

In 2007 we discontinued our previous business plans to pursue energy efficient technology that is classified as “green” in nature. On May 16, 2007, we appointed James A. Cole to serve as our new Chief Executive Officer of the Company as well a member of the board of directors. On June 18, 2008 we acquired Noble Systems, Inc. (NSI) to acquire certain patents related to the technology used in the modular heating system of tank-less water heaters (See Note 3). Through these changes, our management intends to pursue and develop products that utilize energy efficient technologies. Our first product and focus has been on the development of a commercially viable tankless water heating system. The Company is in the process of developing the production process and anticipates being able to bring the product to market in 2009.

Basis of presentation
The condensed consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US currency have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.

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

Nobel Innovations, Inc.
 (Development Stage Company)
Notes to Condensed Consolidated Financial Statements

Impairment of long-lived assets
The Company’s long-lived assets are reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS No. 144”), whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. In 2008 and 2007, no impairment losses were identified.

Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill is not amortized, but rather is subject to an annual impairment test. The Company performs an annual impairment test during the fourth quarter of each fiscal year, or more frequently if impairment indicators are present. The Company operates in one operating segment, and this segment comprises its only reporting unit. Impairment losses were identified and expensed in the amount of $48,274,161 and $-0- at December 31, 2008 and 2007, respectively (See Note 15).

Income taxes
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

Manufacturing equipment	7 years
Office equipment	3-7 years

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

Nobel Innovations, Inc.
 (Development Stage Company)
Notes to Condensed Consolidated Financial Statements

Advertising Costs
The Company expenses the cost of advertising as incurred. Advertising expense was $37,312 and $44,365 for the years ended December 31, 2008 and 2007, respectively.

Basic and diluted loss per share
The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For 2008 and 2007, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Stock-based compensation
In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company adopted SFAS No. 123 (R) during the fourth quarter of 2005. Stock and stock options issued for services and compensation totaled $3,544,947 and $108,750 for the years ended December 31, 2008 and 2007, respectively.

Recently Adopted Accounting Pronouncements
During September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. FAS 157 requires companies to disclose the fair value of financial instruments according to a fair value hierarchy as defined in the standard. In February 2008, the FASB issued FASB Staff Position 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”) and FSP 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-1 amends FAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of FAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and was adopted by the Company, as it applies to its financial instruments, effective January 1, 2008. The Company has considered the guidance provided by FSP 157-3 in its determination of estimated fair values as of December 31, 2008, and assessed there was no impact (See Note 16).

Nobel Innovations, Inc.
 (Development Stage Company)
Notes to Condensed Consolidated Financial Statements

Recently Issued Accounting Pronouncements
During May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation and presentation of financial statements in accordance with generally accepted accounting principles. This statement will be effective 60 days after the Securities and Exchange Commission approves the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of ‘Present Fairly in Conformity With Generally Accepted Accounting Principles’. The Company does not anticipate that the adoption of FAS 162 will have an effect on its consolidated financial statements.

During March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“FAS 161”). This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. It is effective for fiscal years and interim periods beginning after November 15, 2008, and will be applicable to the Company in the first quarter of fiscal 2009. The Company is currently evaluating the impact, if any; the adoption of FAS 161 will have on its consolidated financial statements.

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

Nobel Innovations, Inc.
 (Development Stage Company)
Notes to Condensed Consolidated Financial Statements

Note 2 – Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, and incurred substantial costs and expenses in those efforts. As a result, the Company incurred accumulated net losses from September 27, 2002, (inception) through the year ended December 31, 2008 of $53,608,609, had a working capital deficiency of $829,283 at December 31, 2008, and have realized a net deficit from cash used for operating activities of $1,049,983 from September 27, 2002, (inception) through the year ended December 31, 2008. In addition, the Company’s development activities since inception have been financially sustained through equity financing.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

Note 3 – Business combination

On June 18, 2008 the Company entered into an acquisition agreement and plan of merger whereby the Company acquired the remaining 95% outstanding interest of Noble Systems, Inc. (NSI) in exchange for stock on a 1.15 to 1 basis, resulting in the issuance of 11,498,107 shares.  The fair market value of the shares was $47,717,144. The Company had acquired the original 5% interest from an NSI shareholder on April 17, 2008 in exchange for 600,000 shares of common stock at a fair market value of $660,000.

The merger provides Noble with valuable intellectual property that is an integral part of our business and will continue to be so through the duration of the patent.  NSI has applied for a patent that consists of technology used in the modular heating system of tank-less water heaters.  This patent was first applied for in May of 2008 under application number 12/151,675 and Noble will continue with the application process and have the patent assigned from NSI to Noble.

Pursuant to SFAS 141 (R), the Company has recognized the identifiable assets acquired and liabilities assumed as follows:

Nobel Innovations, Inc.
 (Development Stage Company)
Notes to Condensed Consolidated Financial Statements

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

The unaudited supplemental pro forma results of operations of the combined entity had the acquisition date been January 1, 2007 would be as follows:

For the year ending December 31, 2007

(Unaudited)
Expenses:
General and administrative	$311,871
Research and Development	443,654
Professional fees	296,353
Promotional and marketing	254,461
Salaries, officer	403,701
Salaries	209,242
Depreciation	4,427
Total Expenses	1,923,709

Net operating (loss)	(1,923,709)

Other income (expenses):
Interest income	3
Interest expense	-
Financing costs	-
Total other income (expense)	3

Net (loss)	$(1,923,706)

Weighted average number of common shares
Outstanding – basic and fully diluted	519,064

Net (loss) per share – basic and fully diluted (a)	$(3.71)

(a) Adjusted to reflect a 1 for 20 reverse split of the common stock effective May 20, 2008.

Nobel Innovations, Inc.
 (Development Stage Company)
Notes to Condensed Consolidated Financial Statements

Management believes the patents and other assets acquired will enable the Company to enhance their product line and enable the Company to bring those products to market sooner.

Note 4 – Related party

On May 16, 2007, the Company entered into a termination and retirement agreement with Michael Evangelista, the sole officer. Pursuant to the agreement, the Company agreed to pay Mr. Evangelista a payment of $2,500 and in exchange for the return all of his outstanding shares totaling 748,285 as adjusted for the 1:20 reverse stock split on May 20, 2008.

On May 16, 2007, the Company entered into a three year employment agreement with Mr. James Cole, to serve as its President. Pursuant to the agreement, the Company has agreed to pay Mr. Cole annual compensation of $180,000 in year one; $198,000 in year two; and $218,000 in year three. Further the Company has issued 5,000 shares of its common stock valued at $450,000 which will be amortized over the three year term of the agreement. Additionally, Mr. Cole will have the ability to earn 15,000 shares in the event certain production and sales milestone are achieved. Mr. Cole is further entitled to two (2) cash bonuses of $50,000 each. The first bonus will be earned upon completion of a marketable product and the second upon successful sale and shipment of the product. The compensation in excess of the employment agreement is a result of the fair market value of certain stock awards issued as bonuses. The Company has expensed $559,254 as executive compensation during the year ended December 31, 2008.

On May 21, 2007, the Company entered into a two year employment agreement with L. Fred Huggins to serve as its Vice President of Sales and Marketing. Pursuant to the agreement, the Company has agreed to pay Mr. Huggins annual compensation in the amount of $150,000. Further the Company has agreed to issue 500 shares of its common stock valued at $48,000 which will be amortized over the two year term of the agreement. Additionally Mr. Huggins will be granted an additional 500 shares at each one year anniversary date of his employment.

Nobel Innovations, Inc.
 (Development Stage Company)
Notes to Condensed Consolidated Financial Statements

On January 31, 2008 the Company issued 5,000 shares of its common stock as a bonus for services performed to its Vice President of Sales & Marketing. The fair market value of the shares was $320,000.

On April 17, 2008, the Company issued 3,900 shares valued at $117,000 as repayment on previous loans from significant shareholders to fund current operations.

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

On June 18, 2008, the Company repaid $140 of previous loans made from the CEO, and due to the consolidation of the newly acquired Company, Noble Systems, Inc. (NSI), have eliminated the remaining $68,824 note payable against an offsetting $68,824 note receivable to NSI.

On July 8, 2008 the Company granted 250,000 options upon the execution of a consulting agreement to significant shareholders, exercisable at $0.40 per share over a five year term. The estimated value using the Black-Scholes pricing Model was $1,681,292 and will be amortized as the services are performed over the two year agreement. The Company expensed $420,324 during the year ended December 31, 2008.

On September 18, 2008 the Company issued 250,000 free trading S-8 shares, valued at $1,375,000 for consulting services to significant shareholders. The cost is amortized over the eighteen month period in which the services are to be performed. The Company expensed $305,889 during the year ended December 31, 2008.

On September 18, 2008 the Company issued 10,000 free trading S-8 shares to an employee as a bonus for services performed. The fair market value of the shares was $55,000.

On October 6, 2008 the Company granted 25,000 options as part of a consulting agreement to significant shareholders, exercisable at $1.00 per share over a five year term. The terms of the agreement require an additional 75,000 options to be issued in increments of 25,000 shares every ninety days thereafter. The estimated value using the Black-Scholes pricing model was $111,753, and is being amortized over the remaining life of the agreement. The Company expensed $15,965 during the year ended December 31, 2008.

Nobel Innovations, Inc.
 (Development Stage Company)
Notes to Condensed Consolidated Financial Statements

On November 10, 2008 the Company authorized and issued 10,000 shares of its free trading common stock valued at $49,500 to the Company’s Vice President of Sales and Marketing as payment in lieu of cash on accrued salaries.

On December 8, 2008 the Company authorized and issued 10,000 shares of its free trading common stock valued at $15,000 to the Company’s Vice President of Sales and Marketing as payment in lieu of cash on accrued salaries.

On December 8, 2008 the Company issued 150,000 shares of its free trading common stock to significant shareholders in accordance with a consulting agreement for services rendered. The fair market value of the shares was $225,000.

During the year ended, 2008, the Company received net proceeds of $226,500 from significant shareholders to fund current operations. The unsecured promissory notes are non-interest bearing and due on demand (See Note 9).

Note 5 – Inventory

Inventory at December 31, 2008 and 2007, consisted of the following:

	December 31,
	2008	2007

Raw Materials	$55,188	$36,418

Note 6 – Equipment

Equipment consisted of the following:

	December 31,
	2008	2007

Manufacturing equipment	$38,725	$34,100
Office equipment	34,172	-
Total assets	72,897	34,100

Less accumulated depreciation	(8,553)	-
	$64,344	$34,100

Depreciation expense totaled $8,553 and $-0- for 2008 and 2007, respectively.

Note 7 – Other assets

Other assets consist of the following:

Nobel Innovations, Inc.
 (Development Stage Company)
Notes to Condensed Consolidated Financial Statements

	December 31,
	2008	2007

Security deposit on lease	$15,000	$-
Deposit on trade shows	22,550	19,200
	$37,550	$19,200

Note 8 – Notes payable, related parties

Notes payable, related party consists of the following at December 31, 2008 and 2007, respectively:
	December 31,
	2008	2007
Related party - unsecured debenture, due on demand for operating expenses advanced from the CEO. The debenture is non-interest bearing.	$-	$169,527
Related party - unsecured debenture, due on demand for operating expenses advanced from significant shareholders. The debenture is non-interest bearing.	226,500	-
Total debt	226,500	169,527
Less: current portion	226,500	169,527
Long-term debt, less current portion	$-	$-

Nobel Innovations, Inc.
 (Development Stage Company)
Notes to Condensed Consolidated Financial Statements

Note 9 – Notes payable

Notes payable consists of the following at December 31, 2008 and 2007, respectively:

	December 31,
	2008	2007
Unsecured promissory note carries a 10% interest rate, maturing on August 12, 2009. In the event of default, the principal is convertible into shares of common stock at a price equal to the lesser of seventy percent (70%) of the volume weighted average price of the Company’s common stock for the thirty (30) trading days prior to the maturity date.	$100,000	$-

Unsecured promissory note carries a 10% interest rate, maturing on August 12, 2009. In the event of default, the principal is convertible into shares of common stock at a price equal to the lesser of seventy percent (70%) of the volume weighted average price of the Company’s common stock for the thirty (30) trading days prior to the maturity date. On August 7, 2008 the Company issued 5,000 shares, valued at $32,500, as a financing fee. The financing cost is amortized over the one year term of the notes. The Company expensed $13,542 in the year ended December 31, 2008.	50,000	-

Unsecured promissory note carries a 10% interest rate, maturing on August 12, 2009. In the event of default, the principal is convertible into shares of common stock at a price equal to the lesser of seventy percent (70%) of the volume weighted average price of the Company’s common stock for the thirty (30) trading days prior to the maturity date. On August 7, 2008 the Company issued 5,000 shares, valued at $32,500, as a financing fee. The financing cost is amortized over the one year term of the notes. The Company expensed $13,542 in the year ended December 31, 2008.	50,000	-

Secured convertible note carries a 12% interest rate, maturing on December 12, 2009. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty percent (50%) of the volume weighted average price of the Company’s common stock for the ten (10) trading days prior to the conversion. The debenture is secured by the Company’s fixed assets, and 60,000 shares of the Company’s common stock to be issued in the event of default by the Company. Monthly payments of $250, consisting of $100 of interest and $150 of principal are due on the 15th day of each month. An additional 15,000 shares of the Company’s common stock is to be issued as part of the agreement. The shares were unissued as of December 31, 2008.
	30,000	-

Secured convertible note carries an 8% interest rate, maturing on December 16, 2009. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to the lesser of seventy percent (70%) of the volume weighted average price of the Company’s common stock for the ten (10) trading days prior to the conversion, or $0.75 per share. The debenture is secured by the Company’s fixed assets, and 200,000 shares of the Company’s common stock to be issued in the event of default by the Company. An additional 25,000 shares of the Company’s common stock was issued as part of the agreement.
	100,000	-
Total debt	330,000	-
Less: discount on beneficial conversion feature	132,818	-
Less: current portion	197,182	-
Long-term debt, less current portion	$-	$-

Nobel Innovations, Inc.
 (Development Stage Company)
Notes to Condensed Consolidated Financial Statements

In accordance with APB No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, the Company allocated the total proceeds between the convertible debt and the stock issuances (which are recorded as additional paid-in-capital) based on the relative fair values of the two securities at the time of issuance. The aforementioned allocation resulted in a discount on the convertible debt.

The aforementioned accounting treatment resulted in a bifurcation of the total proceeds received of $130,000 between the value attributed to the debt of $98,104 and the value attributed to the common stock issued of $31,896.

In addition, in accordance with EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”(“EITF 98-5”) and EITF No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” (“EITF 00-27”), the Company recognized and measured the embedded beneficial conversion feature present in the convertible debt, by allocating a portion of the proceeds equal to the intrinsic value of the feature to additional paid-in-capital. The intrinsic value of the feature was calculated on the commitment date using the effective conversion price between the detachable common stock issued and the convertible debt. This intrinsic value is limited to the portion of the proceeds allocated to the convertible debt.

The aforementioned accounting treatment resulted in a total debt discount equal to ($132,818). The discount is amortized over a one-year period, from the date of issuance until the stated redemption date of the debt.

According to the terms of the Convertible Promissory Notes, the estimated number of shares that would be received upon conversion was 550,639 shares at December 31, 2008.

During the years ended December 31, 2008 and 2007, the Company recorded financial expenses in the amount of $36,995 and $-0-, respectively, attributed to the amortization of the aforementioned debt discount.

As of December 31, 2008, no shares were issued pursuant to debt conversion.

Note 10 – Commitments and contingencies

On May 16, 2007, the Company entered into a three year employment agreement with Mr. James Cole, to serve as its President. Pursuant to the agreement, the Company has agreed to pay Mr. Cole annual compensation of $180,000 in year one; $198,000 in year two; and $218,000 in year three. Further the Company has issued 5,000 shares of its common stock valued at $450,000 which will be amortized over the three year term of the agreement. Additionally, Mr. Cole will have the ability to earn 15,000 shares in the event certain production and sales milestone are achieved. Mr. Cole is further entitled to two (2) cash bonuses of $50,000 each. The first bonus will be earned upon completion of a marketable product and the second upon successful sale and shipment of the product.

Nobel Innovations, Inc.
 (Development Stage Company)
Notes to Condensed Consolidated Financial Statements

On May 21, 2007, the Company entered into a two year employment agreement with L. Fred Huggins to serve as its Vice President of Sales and Marketing. Pursuant to the agreement, the Company has agreed to pay Mr. Huggins annual compensation in the amount of $150,000. Further the Company has agreed to issue 500 shares of its common stock valued at $48,000 which will be amortized over the two year term of the agreement. Additionally Mr. Huggins will be granted an additional 500 shares at each one year anniversary date of his employment. On March 4, 2009 Mr. Huggins resigned as Vice President of Sales & Marketing. The Company is currently in negotiations with Mr. Huggins to satisfy his unpaid compensation. The Company does not believe the results of this will be unfavorable and the accrued compensation is not materially misstated at December 31, 2008.

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

On July 31, 2008, the Company entered into a three year agreement to lease 6,402 square feet of warehouse space to be used for production purposes. The lease commences on October 1, 2008. Pursuant to the agreement, the Company has agreed to pay monthly payments of $4,740 for the first twelve months with annual increases thereafter. On September 12, 2008 the Company paid a $15,000 security deposit.

We lease our operating facility in Tempe, Arizona under a non-cancelable 3-year operating lease expiring September 30, 2011.  The lease provides for increases in future minimum annual rental payments based on defined annual increases beginning with monthly payments of $4,740 plus variable Common Area Maintenance (CAM) charges and culminating in a monthly payment of $5,030 plus CAM charges on September 30, 2011.  Lease expense totaled $82,695 and $1,763 during 2008 and 2007, respectively.

 Future minimum lease payments required, excluding CAM charges are as follow:

Year	Amount
2009	$57,300
2010	$59,010
2011	$45,270
Total	$161,580

Nobel Innovations, Inc.
 (Development Stage Company)
Notes to Condensed Consolidated Financial Statements

Note 11 – Stockholders’ equity (as adjusted for a 1:20 reverse split of common stock on May 20, 2008)

The Company is authorized to issue 10,000,000 shares of it $0.001 par value preferred stock and 50,000,000 shares of its $0.001 par value common stock.

In 2003, the Company sold to an officer of the Company a total of 202,500 shares of its $0.001 par value common stock for cash totaling $30,000.

In 2004, the Company sold to an officer of the Company a total of 302,500 shares of its $0.001 par value common stock at for cash totaling $60,500.

In 2005, the Company sold to an officer of the Company a total of 89,798 shares of its $0.001 par value common stock at for cash totaling $17,960.

In 2006, the Company sold to an officer of the Company a total of 128,487 shares of its $0.001 par value common stock at for cash totaling $25,698.

In 2006, the Company received donated capital of $6,500 from an officer of the Company.

In 2006, the Company sold a total of 245,000 shares of its $0.001 par value common stock for cash totaling $98,000.

In 2007, the Company issued 25,000 shares of its $0.001 par value common stock to an officer of the Company for cash totaling $5,000. The cash was received in 2006.

On January 23, 2007, the Company issued a stock dividend whereby each holder of our common stock, on the record date of January 22, 2007, received a stock dividend of four additional shares for every one share held. The total shares outstanding after the dividend was 993,285 as adjusted for the 1:20 reverse split on May 20, 2008.

On May 16, 2007, the Company paid the former CEO, Mr. Evangelista, a one time payment of $2,500 in exchange for the return all of his outstanding shares totaling 748,285. The cancellation was recorded during the year ended December 31, 2007 (See note 4).

On May 16, 2007 the Company issued 5,000 shares of its common stock pursuant to an employment agreement with its President. The fair value of the shares was $450,000 and will be amortized over the term of the employment agreement. During the year ended December 31, 2008, the Company recorded an expense of $150,000 as additional executive compensation.

On May 21, 2007, the Company authorized the issuance of 500 shares of its common stock pursuant to an agreement with it Vice President of sales, the shares were issued on August 27, 2007. The fair value of the shares was $48,000 and will be amortized over the two year term of the agreement. During the year ended December 31, 2008, the Company expensed $24,000 of it as compensation.

Nobel Innovations, Inc.
 (Development Stage Company)
Notes to Condensed Consolidated Financial Statements

On January 31, 2008 the Company issued 500 shares of its common stock as a bonus for services performed to its Vice President of Sales & Marketing. The fair market value of the shares was $320,000.

On January 31, 2008 the Company issued 500 shares of its common stock to a consultant for services rendered in relation to the construction of a device used for research & development purposes. The fair market value of the shares was $320,000.

On January 31, 2008 the Company issued 500 shares of its common stock to a consultant for services rendered in relation to the development of a successful prototype consumer product. The fair market value of the shares was $320,000.

On April 17, 2008 the Company issued 3,900 shares valued at $117,000 to significant shareholders as repayment on previous loans.

On April 17, 2008 the Company issued 22,525 shares of its common stock to significant shareholders as a financing cost for services provided. The fair market value of the shares was $675,750.

On April 23, 2008 the Company issued 30,000 shares of its common stock to an individual for the purchase of a 5% investment in Noble Systems, Inc. a private company. The shares were valued at $660,000.

On April 24, 2008 the Company issued 8,079 shares of its common stock as a bonus for services performed to its CEO. The fair market value of the shares was $210,054.

On April 24, 2008 the Company issued a total of 5,900 shares of common stock, as adjusted for the 20 for 1 reverse stock split on May 20, 2008, at prices ranging from $0.50 to $3.00 per share to eight accredited investors in exchange for a total of $135,500 received on various dates during the three month period ending June 30, 2008.

On May 20, 2008 the Company performed a reverse stock split of 1:20 shares of common stock. The Company’s financial statements herein have been adjusted retroactively to reflect the adjusted shares. The previous issuances of common stock disclosed within these footnotes have been adjusted for the effect of this reverse stock split.

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

On June 18, 2008 the Company issued 11,498,107 shares of its common stock as part of a merger with Noble Systems, Inc. (NSI). The Company acquired the remaining outstanding 95% interest in NSI on a basis of 1.15 shares of Noble Innovations, Inc. (NII) in exchange for each of the 9,998,354 outstanding shares of NSI. The fair market value of the shares was $47,717,144. (See note 3)

Nobel Innovations, Inc.
 (Development Stage Company)
Notes to Condensed Consolidated Financial Statements

On August 7, 2008 the Company issued 5,000 shares, valued at $32,500, as a financing fee on a $50,000 promissory note. The financing cost is amortized over the one year term of the notes. The Company expensed $13,542 during the year ended December 31, 2008.

On August 7, 2008 the Company issued 5,000 shares, valued at $32,500, as a financing fee on a $50,000 promissory note. The financing cost is amortized over the one year term of the notes. The Company expensed $13,542 during the year ended December 31, 2008.

On August 21, 2008 the Company sold a total of 54,000 shares at $2.00 per share to seven accredited investors in exchange for total proceeds of $108,000.

On September 5, 2008 the Company issued 7,300 shares, valued at $43,800 for consulting services. The cost is amortized over the four month period in which the services are to be performed. The Company expensed $43,800 during the year ended December 31, 2008.

On September 18, 2008 the Company issued 30,000 free trading S-8 shares, valued at $165,000 for legal services performed.

On September 18, 2008 the Company issued 250,000 free trading S-8 shares, valued at $1,375,000 for consulting services to significant shareholders. The cost is amortized over the eighteen month period in which the services are to be performed. The Company expensed $305,556 during the year ended December 31, 2008.

On September 18, 2008 the Company issued 10,000 free trading S-8 shares, valued at $55,000 for consulting services. The cost is amortized over the four month period in which the services are to be performed. The Company expensed $55,000 during the year ended December 31, 2008.

On September 18, 2008 the Company issued 10,000 free trading S-8 shares to an employee as a bonus for services performed. The fair market value of the shares was $55,000.

On November 10, 2008 the Company authorized and issued 10,000 shares of its free trading common stock valued at $49,500 to the Company’s Vice President of Sales and Marketing as payment in lieu of cash on accrued salaries.

On December 8, 2008 the Company sold 84,000 shares at $0.60 per share to an accredited investor in exchange for proceeds of $50,400.

Nobel Innovations, Inc.
 (Development Stage Company)
Notes to Condensed Consolidated Financial Statements

On December 8, 2008 the Company authorized and issued 10,000 shares of its free trading common stock valued at $15,000 to the Company’s Vice President of Sales and Marketing as payment in lieu of cash on accrued salaries.

On December 8, 2008 the Company authorized and issued 10,000 shares of its free trading common stock valued at $15,000 to an employee as payment in lieu of cash on accrued salaries.

On December 8, 2008 the Company issued 150,000 shares of its free trading common stock to significant shareholders in accordance with a consulting agreement for services rendered. The fair market value of the shares was $225,000.

On December 12, 2008 the Company received proceeds of $30,000 in exchange for the sale of 15,000 shares of the Company’s common stock and a secured convertible note, which carries a 12% interest rate, maturing on December 12, 2009. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty percent (50%) of the volume weighted average price of the Company’s common stock for the ten (10) trading days prior to the conversion. The debenture is secured by the Company’s fixed assets, and 60,000 shares of the Company’s common stock to be issued in the event of default by the Company. Monthly payments of $250, consisting of $100 of interest and $150 of principal are due on the 15th day of each month. The shares 15,000 shares were unissued as of December 31, 2008. A beneficial conversion discount valued at $19,672 was recorded against the debt to present the bifurcation of the conversion feature between debt and equity. Amortization expense of $1,024 was recorded during the year ended December 31, 2008, and the unamortized balance of the beneficial conversion feature was $18,648 at December 31, 2008. In addition, the 15,000 shares of common stock were valued at $10,328 and are being amortized over the life of the loan. Finance expense of $538 was recorded during the year ended December 31, 2008, and the unamortized balance of the finance cost was $9,790 at December 31, 2008 (See Note 9).

On December 16, 2008 the Company received proceeds of $100,000 in exchange for the sale of 25,000 shares of the Company’s common stock and a secured convertible note, which carries an 8% interest rate, maturing on December 16, 2009. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to the lesser of seventy percent (70%) of the volume weighted average price of the Company’s common stock for the ten (10) trading days prior to the conversion, or $0.75 per share. The debenture is secured by the Company’s fixed assets, and 200,000 shares of the Company’s common stock to be issued in the event of default by the Company. A beneficial conversion discount valued at $64,426 was recorded against the debt to present the bifurcation of the conversion feature between debt and equity. Amortization expense of $2,648 was recorded during the year ended December 31, 2008, and the unamortized balance of the beneficial conversion feature was $61,778 at December 31, 2008. In addition, the 25,000 shares of common stock were valued at $21,569 and are being amortized over the life of the loan. Finance expense of $887 was recorded during the year ended December 31, 2008, and the unamortized balance of the finance cost was $20,682 at December 31, 2008 (See Note 9).

Nobel Innovations, Inc.
 (Development Stage Company)
Notes to Condensed Consolidated Financial Statements

On December 19, 2008, the Company issued 5,000 shares of common stock in accordance with a consulting agreement for services rendered. The fair market value of the shares was $5,000.

On December 19, 2008, the Company issued 5,000 shares of common stock in accordance with a consulting agreement for services rendered. The fair market value of the shares was $5,000.

Note 12 – Stock options and warrants

Options and Warrants Granted
On July 8, 2008 the Company granted 250,000 options upon the execution of a consulting agreement to significant shareholders, exercisable at $0.40 per share over a five year term. The estimated value using the Black-Scholes pricing Model was $1,681,292 and will be amortized as the services are performed over the two year agreement. The Company expensed $420,324 during the year ended December 31, 2008.

On October 6, 2008 the Company granted 25,000 options as part of a consulting agreement to significant shareholders, exercisable at $1.00 per share over a five year term. The terms of the agreement require an additional 75,000 options to be issued in increments of 25,000 shares every ninety days thereafter. The estimated value using the Black-Scholes pricing model was $111,753, and is being amortized over the remaining life of the agreement. The Company expensed $15,965 during the year ended December 31, 2008.

Options and Warrants Cancelled
None.

Options and Warrants Expired
None.

Options and Warrants Exercised
No options were exercised during the year ended December 31, 2008.

Nobel Innovations, Inc.
 (Development Stage Company)
Notes to Condensed Consolidated Financial Statements

The following is a summary of information about the Stock Options and Warrants outstanding at December 31, 2008.

Shares Underlying
Shares Underlying Options and Warrants Outstanding				Options and Warrants Exercisable

Weighted
	Shares	Average	Weighted	Shares	Weighted
	Underlying	Remaining	Average	Underlying	Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$0.40 - 1.00	275,000	4.54 years	$0.45	275,000	$0.45

The fair value of each option and warrant grant are estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	2008	2007
Average risk-free interest rates	2.30%	N/A
Average expected life (in years)	5	N/A
Average Volatility	211%	N/A

The Black-Scholes option valuation model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. During 2008 and 2007, there were no options granted with an exercise price below the fair value of the underlying stock at the grant date.

The weighted average fair value of options and warrants granted with exercise prices at the current fair value of the underlying stock during the year ended December 31, 2008 was approximately $0.45 per option, or warrant.

The following is a summary of activity of outstanding stock options under the 2008 Stock Option Plan:

		Weighted
		Average
	Number	Exercise
	Of Shares	Price

Balance, December 31, 2007	-0-	$-0-
Options cancelled	-0-	-0-
Options expired	-0-	-0-
Options vested during the period	275,000	0.45

Balance, December 31, 2008	275,000	0.45

Exercisable, December 31, 2008	275,000	$0.45

Nobel Innovations, Inc.
 (Development Stage Company)
Notes to Condensed Consolidated Financial Statements

Note 13 – Deferred income

Deferred income represents deposits received on future sales expected to be shipped in the near term, and amounted to $39,078 and $18,428 at December 31, 2008 and 2007, respectively.

Note 14 – Income taxes

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

For the years ended December 31, 2007 and 2006, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. The Company had approximately $4,645,000 of federal net operating loss carry forwards at December 31, 2008. The net operating loss carry forwards, if not utilized, will begin to expire in 2022.

The components of the Company’s deferred tax asset are as follows:

	As of December 31,
	2008	2007

Deferred tax assets:
Net operating loss carry forwards	$1,625,750	$276,000

Net deferred tax assets before valuation allowance	1,625,750	276,000
Less: Valuation allowance	(1,625,750)	(276,000)
Net deferred tax assets	$-	$-

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2008 and 2007, respectively.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

Nobel Innovations, Inc.
 (Development Stage Company)
Notes to Condensed Consolidated Financial Statements

	As of December 31,
	2008	2007
Federal and state statutory rate	35%	35%
Change in valuation allowance on deferred tax assets	(35%)	(35%)

Note 15 – Impairment charges

In 2008, the Company recorded non-cash impairment charges of $48,274,161 as a result of impairment of the intangible patent asset that was acquired and recorded as goodwill during the acquisition of Noble Systems, Inc. (See Note 3). Delays in certifying the patent pending and uncertainties in utilizing the patents to bring related products to market have not resulted in the expected returns, as such, we are unable to estimate the potential revenues with a comfortable level of certainty. Additionally, the business continues to face economic challenges, as the housing market in the United States has suffered an economic slow down. The Company is continuing to try to finalize the patent and develop its product for consumer use in the housing market. As a result of these factors, management performed the required impairment tests and determined that an impairment charge was required. The Company used the discounted cash flows method to determine the estimated fair market value of the intangible asset. Using a conservative estimate of future discounted cash flows, it was determined that the majority of the intangible asset value was impaired. Given uncertainties in the housing market and the ability to get the pending patent accepted management decided to impair the entire asset value.

Note 16 – Fair value of financial instruments

The Company adopted SFAS 157 on January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under GAAP, certain assets and liabilities must be measured at fair value, and SFAS 157 details the disclosures that are required for items measured at fair value.

The Company has various financial instruments that must be measured under the new fair value standard including: cash and notes payable. The Company currently does not have non-financial assets or non-financial liabilities that are required to be measured at fair value on a recurring basis, with the exception of intangible assets. The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. The fair value of the Company’s cash is based on quoted prices and therefore classified as Level 1.

Nobel Innovations, Inc.
 (Development Stage Company)
Notes to Condensed Consolidated Financial Statements

Level 2 - Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

The following table provides a summary of the fair values of assets and liabilities under SFAS 157:

		Fair Value Measurements at
		December 31, 2008
	Carrying
	Value
	December 31,
	2008	Level 1	Level 2	Level 3
Assets:
Cash	$71,660	$71,660	$-	$-

Liabilities:
Notes payable, related party	$226,500	$-	$-	$226,500
Notes payable	197,182			197,182
Total	$423,682	$-	$-	$423,682

As the notes payable were issued late in 2008, the Company believes that the market rate of interest as at December 31, 2008 was not materially different to the rate of interest at which the notes payable were issued. Accordingly, the Company believes that the fair value of the notes payable approximated their carrying value at December 31, 2008

Note 17 – Subsequent events

On January 6, 2009 the Company granted 25,000 options as part of a consulting agreement to significant shareholders, exercisable at $1.00 per share over a five year term.

On January 16, 2009 the Company entered into a consulting agreement with an individual relating to the installation and testing of the Company’s new Viridian Truly Tank-less Water Heater. In exchange for the testing services provided, the Company agreed to issue 7,500 shares of restricted common stock every ninety days over a one year period. The first installment of the shares is scheduled to be issued on April 16, 2009. No shares have been issued as of yet.

On January 31, 2009 the Company entered into a consulting agreement with an individual relating to the installation and testing of the Company’s new Viridian Truly Tank-less Water Heater. In exchange for the testing services provided, the Company agreed to issue 6,250 shares of restricted common stock every ninety days over a two year period. The first installment of the shares is scheduled to be issued on April 31, 2009. No shares have been issued as of yet.

Nobel Innovations, Inc.
 (Development Stage Company)
Notes to Condensed Consolidated Financial Statements

On February 4, 2009 the Company authorized and issued 10,000 shares of its free trading common stock to the Company’s Vice President of Sales and Marketing as payment in lieu of cash on accrued salaries.

On February 10, 2009 the Company entered into a consulting agreement with an individual relating to the installation and testing of the Company’s new Viridian Truly Tank-less Water Heater. In exchange for the testing services provided, the Company agreed to issue 10,000 shares of restricted common stock every ninety days over a two year period. The first installment of the shares is scheduled to be issued on May 10, 2009. No shares have been issued as of yet.

On February 16, 2009 the Company entered into a consulting agreement with an individual relating to the installation and testing of the Company’s new Viridian Truly Tank-less Water Heater. In exchange for the testing services provided, the Company agreed to issue 5,000 shares of restricted common stock every ninety days over a two year period. The first installment of the shares is scheduled to be issued on May 16, 2009. No shares have been issued as of yet.

On February 19, 2009 the Company entered into a consulting agreement with an individual relating to the installation and testing of the Company’s new Viridian Truly Tank-less Water Heater. In exchange for the testing services provided, the Company agreed to issue 5,000 shares of restricted common stock every ninety days over a one and a half (1 ½) year period. The first installment of the shares is scheduled to be issued on May 19, 2009. No shares have been issued as of yet.

On March 6, 2009 the Company issued 25,000 shares of its free trading common stock as a retainer for legal services.

On March 4, 2009 Mr. Huggins resigned as Vice President of Sales & Marketing.