Form 10-Q
period 2009-03-31
Noble Innovations Inc
filed 2009-05-22
CIK 1220379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Copies of Communications to:
Stoecklein Law Group
402 West Broadway,
Suite 690
San Diego, CA 92101
(619) 704-1310
Fax (619) 704-1325

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐    No ☐

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
Yes ☐ No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on May 14, 2009, was 12,716,840 shares.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Noble Innovations, Inc.
(Development Stage Company)
Consolidated Balance Sheets

	March 31,	December 31,
	2009	2008
Assets	(Unaudited)	(Restated)

Current assets:
Cash	$3,591	$71,660
Inventory	37,627	55,188
Total current assets	41,218	126,848

Equipment, net	61,174	64,344

Other Assets:
Deposits	15,000	37,550

Total assets	$117,392	$228,742

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$158,482	$176,274
Accrued expenses	129,320	113,597
Accrued salaries, officer	131,243	76,943
Accrued salaries	150,315	126,557
Notes payable, related party	206,500	226,500
Convertible Notes payable, net of discount of $136,526
and $132,818 at March 31, 2009 and
December 31, 2008, respectively	291,474	197,182
Deferred Income	39,078	39,078
Subscriptions payable, 170,000 and 15,000 shares at
March 31, 2009 and December 31, 2008, respectively	91,166	10,328
Total current liabilities	1,197,578	966,459

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, 400,000 shares issued and outstanding
at March 31, 2009 and December 31, 2008, respectively	400	400
Common stock, $0.001 par value, 50,000,000 shares authorized,
12,539,340 and 12,504,340 shares issued and outstanding at
March 31, 2009 and December 31, 2008, respectively	12,539	12,504
Additional paid-in capital	55,656,795	55,567,828
(Deficit) accumulated during development stage	(56,749,920)	(56,318,449)
Total stockholders' equity (deficit)	(1,080,186)	(737,717)

Total liabilities and stockholders' equity (deficit)	$117,392	$228,742

The accompanying notes are an integral part of these financial statements.

Noble Innovations, Inc.
(Development Stage Company)
Consolidated Statements of Operations

	For the three months ended		September 27, 2002
	March 31,		(Inception) to
	2009	2008	March 31, 2009
	(Unaudited)	(Unaudited)	(Restated)

Revenue	$-	$-	$55,069
Cost of goods sold	-	-	51,201
	-	-	3,868

Expenses:
General and administrative	79,902	49,439	470,558
Professional fees	137,905	672,252	4,883,437
Promotional and marketing	36,488	23,067	221,201
Salaries, officer	54,300	87,300	1,026,054
Salaries	59,950	400,050	988,880
Depreciation	3,170	1,218	11,723
Total expenses	371,715	1,233,326	7,601,853

Net operating (loss)	(371,715)	(1,233,326)	(7,597,985)

Other income (expense):
Interest income	-	-	3
Interest expense	(53,618)	-	(98,992)
Financing costs	(6,138)	-	(778,785)
Impairment of goodwill	-	-	(48,274,161)
Total other income (expense)	(59,756)	-	(49,151,935)

Net (loss)	$(431,471)	$(1,233,326)	$(56,749,920)

Weighted average number of common shares
outstanding - basic and fully diluted	12,517,784	260,390

Net (loss) per share - basic & fully diluted	$(0.03)	$(4.74)

The accompanying notes are an integral part of these financial statements.

Noble Innovations, Inc.
(Development Stage Company)
Statement of Changes in Stockholders' Equity (Deficit)

						(Deficit)
						Accumulated
					Additional	During	Total
	Preferred Stock		Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)

September 27, 2002 - Inception	-	$-	-	$-	$-	$-	$-

Net loss for the period						(325)	(325)

Balance, December 31, 2002	-	-	-	-	-	(325)	(325)

Founders shares issued
for cash	-	-	202,500	203	29,797		30,000

Net loss for the period						(27,604)	(27,604)

Balance, December 31, 2003	-	-	202,500	203	29,797	(27,929)	2,071

Founders shares issued
for cash	-	-	302,500	302	60,198		60,500

Net loss for the period						(44,000)	(44,000)

Balance, December 31, 2004	-	-	505,000	505	89,995	(71,929)	18,571

Founders shares issued
for cash	-	-	89,798	90	17,870		17,960

Net loss for the period						(38,000)	(38,000)

Balance, December 31, 2005	-	-	594,798	595	107,865	(109,929)	(1,469)

Founders shares issued
for cash	-	-	128,487	128	30,569		30,697

Donated capital	-	-	-	-	6,500		6,500

Shares issued for cash
from private placement	-	-	245,000	245	97,755		98,000

Noble Innovations, Inc.
(Development Stage Company)
Statement of Changes in Stockholders' Equity (Deficit)

Net loss for the period						(65,594)	(65,594)

Balance, December 31, 2006	-	-	968,285	968	242,689	(175,523)	68,134

Shares issued for previously
received funds	-	-	25,000	25	(25)		-

Shares issued for
services provided	-	-	5,500	6	108,744		108,750

Shares purchased and
cancelled	-	-	(748,285)	(748)	(1,752)		(2,500)

Net loss for the period						(746,572)	(746,572)

Balance, December 31, 2007	-	-	250,500	251	349,656	(922,095)	(572,188)

Shares issued for cash	-	-	172,800	173	485,922		486,095

Shares issued for services
services provided	400,000	400	552,911	552	4,487,874		4,488,826

Shares issued for merger	-	-	11,528,129	11,528	48,365,616		48,377,144

Options granted for services
provided, related party	-	-	-	-	1,793,045		1,793,045

Beneficial conversion feature	-	-	-	-	85,715		85,715

Prior period adjustment (See Note 10)						(2,709,840)	(2,709,840)

Restated net loss for the period						(52,686,514)	(52,686,514)

Balance, December 31, 2008
(as restated)	400,000	$400	12,504,340	$12,504	$55,567,828	$(56,318,449)	$(737,717)

Noble Innovations, Inc.
(Development Stage Company)
Statement of Changes in Stockholders' Equity (Deficit)
Shares issued for
services provided	-	-	35,000	35	24,465		24,500

Options granted for services
provided, related party	-	-	-	-	15,507		15,507

Beneficial conversion feature	-	-	-	-	48,995		48,995

Net loss for the period	-	-	-	-	-	(431,471)	(431,471)

Balance, March 31, 2009 (Unaudited)	400,000	$400	12,539,340	$12,539	$55,656,795	$(56,749,920)	$(1,080,186)

The accompanying notes are an integral part of these financial statements.

Noble Innovations, Inc.
(Development Stage Company)
Condensed Consolidated Statements of Cash Flows

	For the three months ended		September 27, 2002
	March 31,		(Inception) to
	2009	2008	March 31, 2009
	(Unaudited)	(Unaudited)	(Restated)
Cash flows from operating activities
Net (loss)	$(431,471)	$(1,233,326)	$(56,749,920)
Adjustments to reconcile net (loss) to
net cash used in operating activities:
Depreciation	3,170	1,218	11,723
Convertible note issued for services	50,000	-	50,000
Shares issued for services, related party	-	357,500	2,363,886
Shares issued for services	35,338	646,000	1,497,805
Shares issued for conversion of notes payable	-	-	117,000
Shares issued for financing costs	-	-	772,647
Amortization of beneficial conversion feature	45,287	-	82,282
Options granted for services	15,507	-	1,808,553
Impairment of goodwill	-	-	48,274,161
Decrease (increase) in assets:
Inventory	17,561	(36,080)	(37,627)
Other assets	22,550	6,200	(15,000)
Increase (decrease) in liabilities:
Accounts payable	(17,792)	(45,241)	158,482
Accrued expenses	15,723	38,614	129,320
Accrued salaries, officer	54,300	30800	83,131
Accrued salaries	23,758	67,783	198,427
Deferred income	-	20,650	39,078
Net cash used in operating activities	(166,069)	(145,882)	(1,216,052)

Cash flows from investing activities
Purchase of equipment	-	-	(38,725)
Net cash used in investing	-	-	(38,725)

Cash flows from financing activities
Proceeds from demand notes, related party	-	173,000	699,527
Payments on demand notes, related party	(20,000)	(156,703)	(424,343)
Proceeds from convertible notes payable	50,000	-	330,000
Payments on notes payable	(2,000)	-	(2,000)
Proceeds from the sale of common stock	70,000	135,500	601,057
Repurchase of common stock	-	-	(2,500)
Donated capital	-	-	6,500
Net cash provided by financing activities	98,000	151,797	1,258,241

Net increase (decrease) in cash	(68,069)	5,915	3,464
Cash - beginning	71,660	6,165	-
Cash acquired in merger	-	-	127
Cash - ending	$3,591	$12,080	$3,591

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash investing and financing activities:
Stock issued for services provided	$29,200	$-	$2,570,859
Stock issued for note payable conversion, related party	$-	$-	$117,000
Stock issued for financing costs	$-	$-	$702,834
Stock issued for merger	$-	$-	$48,377,144

The accompanying notes are an integral part of these financial statements.

Noble Innovations, Inc.
(Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – Basis of presentation

The unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation.  All such adjustments are of a normal recurring nature.  The results of operations for the interim period are not necessarily indicative of the results to be expected for a full year.  Certain amounts in the prior year statements have been reclassified to conform to the current year presentations.  The statements should be read in conjunction with the form 10-K for the year ended December 31, 2008 of Noble Innovations, Inc. (“The Company”).

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

Note 2 – Going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon attaining profitable operations based on the development of products that can be sold.  We intend to use borrowings and security sales to mitigate the effects of our cash position, however, no assurance can be given that debt or equity financing, if and when required, will be available.  The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities should we be unable to continue in existence.

Note 3 – Business combination

On June 18, 2008 the Company entered into an acquisition agreement and plan of merger whereby the Company acquired the remaining 95% outstanding interest of Noble Systems, Inc. (NSI) in exchange for stock on a 1.15 to 1 basis, resulting in the issuance of 11,498,107 shares.  The fair market value of the shares was $47,717,144. The Company had acquired the original 5% interest from an NSI shareholder on April 17, 2008 in exchange for 600,000 shares of common stock at a fair market value of $660,000. The fair value of the consideration was $48,377,144.

Noble Innovations, Inc.
(Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

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

Noble Innovations, Inc.
(Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

The unaudited supplemental pro forma results of operations of the combined entity had the acquisition date been January 1, 2008 is as follows:

Combined Pro Forma:
For the three months ending March 31, 2008
(Unaudited)
Expenses:
General and administrative	$49,528
Professional fees	668,023
Promotional and marketing	23,067
Salaries, officer	87,300
Salaries	400,050
Depreciation	3,454
Total Expenses	1,231,422

Net operating (loss)	(1,231,422)

Other income (expenses):
Interest income	-
Interest expense	-
Financing costs	-
Impairment of goodwill	-
Total other income (expense)	-

Net (loss)	$(1,231,422)

Management believes the patents and other assets acquired will enable the Company to enhance their product line and enable the Company to bring those products to market sooner.

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill is not amortized, but rather is subject to an annual impairment test. The Company performs an annual impairment test during the fourth quarter of each fiscal year, or more frequently if impairment indicators are present. The Company operates in one operating segment, and this segment comprises its only reporting unit. Impairment losses were identified and expensed in the amount of $48,274,161 at December 31, 2008.

Noble Innovations, Inc.
(Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 4 – Related party

On May 16, 2007, the Company entered into a termination and retirement agreement with Michael Evangelista, the sole officer. Pursuant to the agreement, the Company agreed to pay Mr. Evangelista a payment of $2,500 and in exchange for the return all of his outstanding shares totaling 748,285 as adjusted for the 1:20 reverse stock split on May 20, 2008.

On May 16, 2007, the Company entered into a three year employment agreement with Mr. James Cole, to serve as its President. Pursuant to the agreement, the Company has agreed to pay Mr. Cole annual compensation of $180,000 in year one; $198,000 in year two; and $218,000 in year three. Further the Company has issued 5,000 shares of its common stock valued at $450,000, based on the closing stock price of the Company’s shares on the grant date. Additionally, Mr. Cole will have the ability to earn 15,000 shares in the event certain production and sales milestone are achieved. Mr. Cole is further entitled to two (2) cash bonuses of $50,000 each. The first bonus will be earned upon completion of a marketable product and the second upon successful sale and shipment of the product. The compensation in excess of the employment agreement is a result of the fair market value of certain stock awards issued as bonuses. The Company has expensed $54,300 and $49,800 as executive compensation during the three month periods ended March 31, 2009 and 2008, respectively.

On May 21, 2007, the Company entered into a two year employment agreement with L. Fred Huggins to serve as its Vice President of Sales and Marketing. Pursuant to the agreement, the Company has agreed to pay Mr. Huggins annual compensation in the amount of $150,000. Further the Company has agreed to issue 500 shares of its common stock valued at $48,000. Additionally Mr. Huggins will be granted an additional 500 shares at each one year anniversary date of his employment. Mr. Huggins resigned on March 12, 2009.

On January 31, 2008 the Company issued 5,000 shares of its common stock as a bonus for services performed to its Vice President of Sales & Marketing. The fair market value of the shares was $320,000 based on the closing price of the Company’s common stock on the date of issuance.

On April 17, 2008, the Company issued 3,900 shares valued at $117,000, based on the closing stock price of the Company’s shares on the grant date, as repayment on previous loans from significant shareholders to fund current operations.

On April 17, 2008 the Company issued 22,525 shares of its common stock to significant shareholders for services provided. The fair market value of the shares was $675,750 based on the closing price of the Company’s common stock on the date of issuance.

On April 24, 2008 the Company issued 8,079 shares of its common stock as a bonus for services performed to its CEO. The fair market value of the shares was $210,054, based on the closing stock price of the Company’s shares on the grant date.

Noble Innovations, Inc.
(Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

On June 12, 2008 the Company issued 400,000 shares of its 6% series A non-convertible preferred stock as payment on accrued wages. The shares carry a mandatory 12-month redemption clause in which the shares may be redeemed for cash at a rate of $0.60 per share. The fair market value of the shares was $150,000, based on the closing stock price of the Company’s shares on the grant date.

On June 18, 2008, the Company repaid $140 of previous loans made from the CEO, and due to the consolidation of the newly acquired Company, Noble Systems, Inc. (NSI), have eliminated the remaining $68,824 note payable against an offsetting $68,824 note receivable to NSI.

On July 8, 2008 the Company granted 250,000 options upon the execution of a consulting agreement to significant shareholders, exercisable at $0.40 per share over a five year term. The estimated value using the Black-Scholes pricing model was $1,681,292, and was expensed as professional fees.

On September 18, 2008 the Company issued 250,000 free trading S-8 shares, valued at $1,375,000, based on the closing stock price of the Company’s shares on the grant date, for consulting services to significant shareholders.

On September 18, 2008 the Company issued 10,000 free trading S-8 shares to an employee as a bonus for services performed. The fair market value of the shares was $55,000, based on the closing stock price of the Company’s shares on the grant date.

On October 6, 2008 the Company granted 25,000 options as part of a consulting agreement to significant shareholders, exercisable at $1.00 per share over a five year term. The terms of the agreement require an additional 75,000 options to be issued in increments of 25,000 shares every ninety days thereafter. The estimated value using the Black-Scholes pricing model was $111,753.

On November 10, 2008 the Company authorized and issued 10,000 shares of its free trading common stock valued at $49,500, based on the closing stock price of the Company’s shares on the grant date, to the Company’s Vice President of Sales and Marketing as payment in lieu of cash on accrued salaries.

On December 8, 2008 the Company authorized and issued 10,000 shares of its free trading common stock valued at $15,000, based on the closing stock price of the Company’s shares on the grant date, to the Company’s Vice President of Sales and Marketing as payment in lieu of cash on accrued salaries.

On December 8, 2008 the Company issued 150,000 shares of its free trading common stock to significant shareholders in accordance with a consulting agreement for services rendered. The fair market value of the shares was $225,000, based on the closing stock price of the Company’s shares on the grant date.

Noble Innovations, Inc.
(Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

During the year ended, 2008, the Company received net proceeds of $226,500 from significant shareholders to fund current operations. The unsecured promissory notes are non-interest bearing and due on demand. Imputed interest was deemed immaterial and management hasn’t recorded it as such.

On January 6, 2009 the Company granted 25,000 options as part of a consulting agreement to significant shareholders, exercisable at $1.00 per share over a five year term. The estimated value using the Black-Scholes pricing model, based on a volatility rate of 263% and a call option value of $0.6203, was $15,507, and was expensed as professional fees.

During the three months ending March 31, 2009 the Company repaid $20,000 on unsecured, non-interest bearing demand notes from significant shareholders.

Note 5 – Notes payable, related parties

Notes payable, related party consists of the following at March 31, 2009 and December 31, 2008, respectively:
	March 31,	December 31,
	2009	2008
Related party - unsecured debenture, due on demand for operating expenses advanced from significant shareholders. The debenture is non-interest bearing.	$ 206,500	$ 226,500
Less: current portion	206,500	226,500
Long-term debt, less current portion	$ -	$ -

Note 6 – Notes payable

Notes payable consists of the following at March 31, 2009 and December 31, 2008, respectively:

March 31,	December 31,
2009	2008
Unsecured promissory note carries a 10% interest rate, maturing on August 12, 2009. In the event of default, the principal is convertible into shares of common stock at a price equal to the greater of seventy percent (70%) of the volume weighted average price of the Company’s common stock for the thirty (30) trading days prior to the maturity date or $0.10 per share.
$ 100,000	$ 100,000

Noble Innovations, Inc.
(Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Unsecured promissory note carries a 10% interest rate, maturing on August 12, 2009. In the event of default, the principal is convertible into shares of common stock at a price equal to the greater of seventy percent (70%) of the volume weighted average price of the Company’s common stock for the thirty (30) trading days prior to the maturity date or $0.10 per share. On August 7, 2008 the Company issued 5,000 shares, valued at $32,500, as a financing fee. The financing cost is amortized over the one year term of the notes. The Company expensed $13,542 in the year ended December 31, 2008.	50,000	50,000

Unsecured promissory note carries a 10% interest rate, maturing on August 12, 2009. In the event of default, the principal is convertible into shares of common stock at a price equal to the greater of seventy percent (70%) of the volume weighted average price of the Company’s common stock for the thirty (30) trading days prior to the maturity date or $0.10 per share. On August 7, 2008 the Company issued 5,000 shares, valued at $32,500, as a financing fee. The financing cost is amortized over the one year term of the notes. The Company expensed $13,542 in the year ended December 31, 2008.	50,000	50,000

Secured convertible note carries a 12% interest rate, maturing on December 12, 2009. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to the greater of fifty percent (50%) of the volume weighted average price of the Company’s common stock for the ten (10) trading days prior to the conversion or $0.10 per share. The debenture is secured by the Company’s fixed assets, and 60,000 shares of the Company’s common stock to be issued in the event of default by the Company. Monthly payments of $250, consisting of $100 of interest and $150 of principal are due on the 15th day of each month. An additional 15,000 shares of the Company’s common stock is to be issued as part of the agreement. The shares were unissued as of December 31, 2008.
	28,000	30,000

Noble Innovations, Inc.
(Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Secured convertible note carries an 8% interest rate, maturing on December 16, 2009. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to the lesser of seventy percent (70%) of the volume weighted average price of the Company’s common stock for the ten (10) trading days prior to the conversion, or $0.75 per share, and not less than $0.10 per share. The debenture is secured by the Company’s fixed assets, and 200,000 shares of the Company’s common stock to be issued in the event of default by the Company. An additional 25,000 shares of the Company’s common stock was issued as part of the agreement.
	100,000	100,000

Unsecured convertible note carries a 10% interest rate, maturing on March 11, 2010. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to the greater of seventy percent (70%) of the volume weighted average price of the Company’s common stock for the ten (10) trading days prior to the conversion or $0.10 per share. An additional 5,000 shares of the Company’s common stock was issued as part of the agreement.	25,000	-

Unsecured convertible note carries a 10% interest rate, maturing on March 12, 2010. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to the greater of seventy percent (70%) of the volume weighted average price of the Company’s common stock for the ten (10) trading days prior to the conversion or $0.10 per share. An additional 5,000 shares of the Company’s common stock was issued as part of the agreement.	25,000	-

Noble Innovations, Inc.
(Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Unsecured convertible note carries a 10% interest rate, maturing on February 1, 2010. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to the greater of seventy percent (70%) of the volume weighted average price of the Company’s common stock for the ten (10) trading days prior to the conversion or $0.10 per share. The note was issued in exchange for services rendered.	50,000	-
Total debt	428,000	330,000
Less: discount on beneficial conversion feature	136,526	132,818
Less: current portion	291,474	197,182
Long-term debt, less current portion	$ -	$ -

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

The aforementioned accounting treatment resulted in a bifurcation of the total proceeds received of $180,000 between the value attributed to the debt of $141,966 and the value attributed to the common stock issued of $38,034.

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

The aforementioned accounting treatment resulted in a total debt discount equal to ($136,526). The discount is amortized over a one-year period, from the date of issuance until the stated redemption date of the debt.

According to the terms of the Convertible Promissory Notes, the estimated number of shares that would be received upon conversion was 704,091 shares at March 31, 2009.

Noble Innovations, Inc.
(Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

During the three months ending March 31, 2009 and 2008, the Company recorded financial expenses in the amount of $45,287 and $-0-, respectively, attributed to the amortization of the aforementioned debt discount.

As of March 31, 2009, no shares were issued pursuant to debt conversion.

Note 7 – Commitments and contingencies

On May 16, 2007, the Company entered into a three year employment agreement with Mr. James Cole, to serve as its President. Pursuant to the agreement, the Company has agreed to pay Mr. Cole annual compensation of $180,000 in year one; $198,000 in year two; and $218,000 in year three. Further the Company has issued 5,000 shares of its common stock valued at $450,000. Additionally, Mr. Cole will have the ability to earn 15,000 shares in the event certain production and sales milestone are achieved. Mr. Cole is further entitled to two (2) cash bonuses of $50,000 each. The first bonus will be earned upon completion of a marketable product and the second upon successful sale and shipment of the product.

On May 21, 2007, the Company entered into a two year employment agreement with L. Fred Huggins to serve as its Vice President of Sales and Marketing. Pursuant to the agreement, the Company has agreed to pay Mr. Huggins annual compensation in the amount of $150,000. Further the Company has agreed to issue 500 shares of its common stock valued at $48,000. Additionally Mr. Huggins will be granted an additional 500 shares at each one year anniversary date of his employment. On March 12, 2009 Mr. Huggins resigned as Vice President of Sales & Marketing. The Company is currently involved in litigation with Mr. Huggins regarding his unpaid compensation. The Company does not believe the results of this will be unfavorable and the accrued compensation is not materially misstated at March 31, 2009.

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

We lease our operating facility in Tempe, Arizona under a non-cancelable 3-year operating lease expiring September 30, 2011.  The lease provides for increases in future minimum annual rental payments based on defined annual increases beginning with monthly payments of $4,740 plus variable Common Area Maintenance (CAM) charges and culminating in a monthly payment of $5,030 plus CAM charges on September 30, 2011.  Lease expense totaled $13,024 and $16,825 during the three months ending March 31, 2009 and 2008, respectively.

Noble Innovations, Inc.
(Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

 Future minimum lease payments required, excluding CAM charges are as follow:

Year              Amount
2009	$44,276
2010	59,010
2011	45,270
     Total           $148,556

Note 8 – Stockholders’ equity (as adjusted for a 1:20 reverse split of common stock on May 20, 2008)

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

In 2006, the Company received donated capital of $6,500 from an officer of the Company. This amount was recorded in additional paid in capital.

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

Noble Innovations, Inc.
(Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

On May 16, 2007, the Company paid the former CEO, Mr. Evangelista, a one time payment of $2,500 in exchange for the return all of his outstanding shares totaling 748,285. The cancellation was recorded during the year ended December 31, 2007.

On May 16, 2007 the Company issued 5,000 shares of its common stock pursuant to an employment agreement with its President. The fair value of the shares was $450,000. During the year ended December 31, 2008, the Company recorded an expense of $150,000 as additional executive compensation.

On May 21, 2007, the Company authorized the issuance of 500 shares of its common stock pursuant to an agreement with it Vice President of sales, the shares were issued on August 27, 2007. The fair value of the shares was $48,000, based on the closing stock price of the Company’s shares on the grant date.

On January 31, 2008 the Company issued 500 shares of its common stock as a bonus for services performed to its Vice President of Sales & Marketing. The fair market value of the shares was $320,000, based on the closing stock price of the Company’s shares on the grant date.

On January 31, 2008 the Company issued 500 shares of its common stock to a consultant for services rendered in relation to the construction of a device used for research & development purposes. The fair market value of the shares was $320,000, based on the closing stock price of the Company’s shares on the grant date.

On January 31, 2008 the Company issued 500 shares of its common stock to a consultant for services rendered in relation to the development of a successful prototype consumer product. The fair market value of the shares was $320,000, based on the closing stock price of the Company’s shares on the grant date.

On April 17, 2008 the Company issued 3,900 shares valued at $117,000, based on the closing stock price of the Company’s shares on the grant date, to significant shareholders as repayment on previous loans.

On April 17, 2008 the Company issued 22,525 shares of its common stock to significant shareholders as a financing cost for services provided. The fair market value of the shares was $675,750, based on the closing stock price of the Company’s shares on the grant date.

On April 23, 2008 the Company issued 30,000 shares of its common stock to an individual for the purchase of a 5% investment in Noble Systems, Inc. a private company. The shares were valued at $660,000, based on the closing stock price of the Company’s shares on the grant date.

Noble Innovations, Inc.
(Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

On April 24, 2008 the Company issued 8,079 shares of its common stock as a bonus for services performed to its CEO. The fair market value of the shares was $210,054, based on the closing stock price of the Company’s shares on the grant date.

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

On June 12, 2008 the Company issued 400,000 shares of its 6% series A non-convertible preferred stock as payment on accrued wages. The shares carry a mandatory 12-month redemption clause in which the shares may be redeemed for cash at a rate of $0.60 per share. The fair market value of the shares was $150,000, based on the closing stock price of the Company’s shares on the grant date.

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

On September 5, 2008 the Company issued 7,300 shares, valued at $43,800, based on the closing stock price of the Company’s shares on the grant date, for consulting services.

Noble Innovations, Inc.
(Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

On September 18, 2008 the Company issued 30,000 free trading S-8 shares, valued at $165,000, based on the closing stock price of the Company’s shares on the grant date, for legal services performed.

On September 18, 2008 the Company issued 250,000 free trading S-8 shares, valued at $1,375,000, based on the closing stock price of the Company’s shares on the grant date, for consulting services to significant shareholders.

On September 18, 2008 the Company issued 10,000 free trading S-8 shares, valued at $55,000, based on the closing stock price of the Company’s shares on the grant date, for consulting services.

On September 18, 2008 the Company issued 10,000 free trading S-8 shares to an employee as a bonus for services performed. The fair market value of the shares was $55,000, based on the closing stock price of the Company’s shares on the grant date.

On November 10, 2008 the Company authorized and issued 10,000 shares of its free trading common stock valued at $49,500, based on the closing stock price of the Company’s shares on the grant date, to the Company’s Vice President of Sales and Marketing as payment in lieu of cash on accrued salaries.

On December 8, 2008 the Company sold 84,000 shares at $0.60 per share to an accredited investor in exchange for proceeds of $50,400.

On December 8, 2008 the Company authorized and issued 10,000 shares of its free trading common stock valued at $15,000, based on the closing stock price of the Company’s shares on the grant date, to the Company’s Vice President of Sales and Marketing as payment in lieu of cash on accrued salaries.

On December 8, 2008 the Company authorized and issued 10,000 shares of its free trading common stock valued at $15,000, based on the closing stock price of the Company’s shares on the grant date, to an employee as payment in lieu of cash on accrued salaries.

On December 8, 2008 the Company issued 150,000 shares of its free trading common stock to significant shareholders in accordance with a consulting agreement for services rendered. The fair market value of the shares was $225,000, based on the closing stock price of the Company’s shares on the grant date.

Noble Innovations, Inc.
(Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

On December 12, 2008 the Company received proceeds of $30,000 in exchange for the sale of 15,000 shares of the Company’s common stock and a secured convertible note, which carries a 12% interest rate, maturing on December 12, 2009. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty percent (50%) of the volume weighted average price of the Company’s common stock for the ten (10) trading days prior to the conversion. The debenture is secured by the Company’s fixed assets, and 60,000 shares of the Company’s common stock to be issued in the event of default by the Company. Monthly payments of $750, consisting of $300 of interest and $450 of principal are due on the 15th day of each month. The shares 15,000 shares were issued on April 1, 2009. A beneficial conversion discount valued at $19,672 was recorded against the debt to present the bifurcation of the conversion feature between debt and equity. Amortization expense of $1,024 was recorded during the year ended December 31, 2008, and the unamortized balance of the beneficial conversion feature was $18,648 at December 31, 2008. In addition, the 15,000 shares of common stock were valued at $10,328 and were recorded as a finance expense during the year ended December 31, 2008.

On December 16, 2008 the Company received proceeds of $100,000 in exchange for the sale of 25,000 shares of the Company’s common stock and a secured convertible note, which carries an 8% interest rate, maturing on December 16, 2009. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to the lesser of seventy percent (70%) of the volume weighted average price of the Company’s common stock for the ten (10) trading days prior to the conversion, or $0.75 per share. The debenture is secured by the Company’s fixed assets, and 200,000 shares of the Company’s common stock to be issued in the event of default by the Company. A beneficial conversion discount valued at $64,426 was recorded against the debt to present the bifurcation of the conversion feature between debt and equity. Amortization expense of $2,648 was recorded during the year ended December 31, 2008, and the unamortized balance of the beneficial conversion feature was $61,778 at December 31, 2008. In addition, the 25,000 shares of common stock were valued at $21,569 and were recorded as a finance expense during the year ended December 31, 2008.

On December 19, 2008, the Company issued 5,000 shares of common stock in accordance with a consulting agreement for services rendered. The fair market value of the shares was $5,000, based on the closing stock price of the Company’s shares on the grant date.

On December 19, 2008, the Company issued 5,000 shares of common stock in accordance with a consulting agreement for services rendered. The fair market value of the shares was $5,000, based on the closing stock price of the Company’s shares on the grant date.

Noble Innovations, Inc.
(Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

On February 4, 2009, the Company authorized and issued 10,000 shares of its free trading common stock to the Company’s Vice President of Sales and Marketing as payment in lieu of cash on accrued salaries. The fair market value of the shares was $10,000 based on the closing price of the Company’s stock on the date of issuance and is included as a payment against his accrued salary for the three months ended March 31, 2009.

On March 6, 2009, the Company issued 25,000 shares of its free trading common stock as a retainer for legal services. The fair market value of the shares was $15,000 based on the closing price of the Company’s stock on the date of issuance and is included in Professional fees for the three months ended March 31, 2009.

On February 5, 2009, the Company entered into a consulting agreement with an individual relating to the installation and testing of the Company’s new Viridian Truly Tank-less Water Heater. In exchange for the testing services provided, the Company agreed to issue 2,500 shares of restricted common stock every ninety days over a one year period. The first installment of the shares was to be issued on March 20, 2009, but wasn’t issued until April 1, 2009. The fair market value of the shares was $2,350 and was included as subscriptions payable at March 31, 2009.

On February 5, 2009, the Company entered into a consulting agreement with an individual relating to the installation and testing of the Company’s new Viridian Truly Tank-less Water Heater. In exchange for the testing services provided, the Company agreed to issue 2,500 shares of restricted common stock every ninety days over a one year period. The first installment of the shares was to be issued on March 20, 2009, but wasn’t issued until April 1, 2009. The fair market value of the shares was $2,350 and was included as subscriptions payable at March 31, 2009.

On March 12, 2009 the Company received proceeds of $25,000 in exchange for the sale of 5,000 shares of the Company’s common stock and a secured convertible note, which carries a 10% interest rate, maturing on March 11, 2010. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder at a price equal to the greater of seventy percent (70%) of the volume weighted average price of the Company’s common stock for the ten (10) trading days prior to the conversion or $0.10 per share. The 5,000 shares were unissued as of March 31, 2009. A beneficial conversion discount valued at $13,937 was recorded against the debt to present the bifurcation of the conversion feature between debt and equity. Amortization expense of $727 was recorded during the three months ending March 31, 2009, and the unamortized balance of the beneficial conversion feature was $13,210 at March 31, 2009. In addition, the 5,000 shares of common stock were valued at $3,223 and were recorded as finance expense.

Noble Innovations, Inc.
(Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

On March 13, 2009 the Company received proceeds of $25,000 in exchange for the sale of 5,000 shares of the Company’s common stock and a secured convertible note, which carries a 10% interest rate, maturing on March 12, 2010. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder at a price equal to seventy percent (70%) of the volume weighted average price of the Company’s common stock for the ten (10) trading days prior to the conversion or $0.10 per share. The 5,000 shares were unissued as of March 31, 2009. A beneficial conversion discount valued at $13,629 was recorded against the debt to present the bifurcation of the conversion feature between debt and equity. Amortization expense of $674 was recorded during the three months ending March 31, 2009, and the unamortized balance of the beneficial conversion feature was $12,955 at March 31, 2009. In addition, the 5,000 shares of common stock were valued at $2,915 and were recorded as finance expense.

On March 23, 2009 the Company sold 140,000 shares at $0.50 per share to an accredited investor in exchange for total proceeds of $70,000. The shares were issued on April 1, 2009 and were included as subscriptions payable at March 31, 2009.

Note 9 – Stock options and warrants

Options and Warrants Granted
On July 8, 2008 the Company granted 250,000 options upon the execution of a consulting agreement to significant shareholders, exercisable at $0.40 per share over a five year term. The estimated value using the Black-Scholes pricing model was $1,681,292.

On October 6, 2008 the Company granted 25,000 options as part of a consulting agreement to significant shareholders, exercisable at $1.00 per share over a five year term. The terms of the agreement require an additional 75,000 options to be issued in increments of 25,000 shares every ninety days thereafter. The estimated value using the Black-Scholes pricing model was $111,753, based on the closing stock price of the Company’s shares on the grant date.

On January 6, 2009 the Company granted 25,000 options as part of a consulting agreement to significant shareholders, exercisable at $1.00 per share over a five year term. The estimated value using the Black-Scholes pricing model, based on a volatility rate of 263% and a call option value of $0.6203, was $15,507, and was expensed as professional fees.

Options and Warrants Cancelled
None.

Options and Warrants Expired
None.

Noble Innovations, Inc.
(Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Options and Warrants Exercised
None.

The following is a summary of information about the Stock Options and Warrants outstanding at March 31, 2009.

Shares Underlying
Shares Underlying Options and Warrants Outstanding				Options and Warrants Exercisable

Weighted
	Shares	Average	Weighted	Shares	Weighted
	Underlying	Remaining	Average	Underlying	Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$0.40 - 1.00	300,000	4.34 years	$0.50	300,000	$0.50

The fair value of each option and warrant grant are estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	2009	2008
Average risk-free interest rates	1.10%	2.30%
Average expected life (in years)	5	5
Average Volatility	263%	211%

The Black-Scholes option valuation model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. During 2009 and 2008, there were no options granted with an exercise price below the fair value of the underlying stock at the grant date.

The weighted average fair value of options and warrants granted with exercise prices at the current fair value of the underlying stock during the three months ending March 31, 2009 was approximately $0.50 per option, or warrant.

Noble Innovations, Inc.
(Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

The following is a summary of activity of outstanding stock options under the 2008 Stock Option Plan:

		Weighted
		Average
	Number	Exercise
	Of Shares	Price

Balance, December 31, 2008	275,000	$0.45
Options cancelled	-0-	-0-
Options expired	-0-	-0-
Options vested during the period	25,000	0.45

Balance, March 31, 2009	300,000	0.50

Exercisable, March 31, 2009	300,000	$0.50

Note 10 - Correction of Errors

The Company intends to restate its previously issued December 31, 2008 financial statements for matters related to the following previously reported items: stock based compensation issued pursuant to various agreements were previously being amortized over the life of the agreement, however, in accordance with SFAS 123(R) the issuance of stock based compensation should have been expensed in the period granted as the agreements didn’t include a vesting period, or weren’t held in escrow until the terms of the agreement were satisfied. The accompanying financial statements for the three month period ending March 31, 2009 have been restated to reflect the corrections in accordance with Statement of Accounting Standards Board No. 154, “Accounting Change and Error Correction”.  The following is a summary of the restatements for March 31, 2009:

Increase of previously reported expenses in retained earnings:
- Unrecorded value of stock based compensation                                $2,709,840

Increase of previously reported additional paid in capital:
- Unrecorded amount of additional paid in capital on stock issuance  $2,709,840

The effect on the Company’s previously issued December 31, 2008 financial statements are summarized as follows:

Noble Innovations, Inc.
(Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Consolidated Balance Sheet as of December 31, 2008:

	Previously Reported	Net Change	Restated
Assets
Current assets
Cash	$71,660	$-	$71,660
Inventory	55,188		55,188
Total current assets	126,848	-	126,848

Equipment, net	64,344	-	64,344

Other assets, net	37,550	-	37,550

	$228,742	$-	$228,742

Current liabilities
Accounts payable	$176,274	$-	$176,274
Accrued expenses	113,597	-	113,597
Accrued salaries, officer	76,943	-	76,943
Accrued salaries	126,557	-	126,557
Notes payable, related party	226,500	-	226,500
Notes payable, net of discount
of $132,818	197,182	-	197,182
Deferred income	3,750	-	3,750
Subscriptions payable, 15,000 shares	10,328	-	10,328
Total current liabilities	966,459	-	966,459

Stockholders’ (deficit)
Preferred stock	400	-	400
Common stock	12,504	-	12,504
Additional paid-in capital	52,857,988	2,709,840	55,567,828
Accumulated deficit	(53,608,609)	(2,709,840)	(56,318,449)
Total stockholders’ (deficit)	(737,717)	-	(737,717)

	$228,742	$-	$228,742

Noble Innovations, Inc.
(Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Consolidated Statements of Operations as of December 31, 2008:

	Previously Reported	Net Change	Restated

Revenue	$-	$-	$-
Cost of goods sold	-	-	-
	-	-	-

Expenses
General and administrative	254,948	-	254,948
Professional fees	2,043,153	2,426,202	4,469,355
Promotional and marketing	101,612	-	101,612
Salaries, officer	559,254	206,250	765,504
Salaries	695,200	9,000	704,200
Depreciation	8,553	-	8,553
Total expenses	3,662,720	2,641,452	6,304,172

Net operating (loss)	(3,662,720)	(2,641,452)	(6,304,172)

Other income (expense)
Interest income	-	-	-
Interest expense	(45,374)	-	(45,374)
Financing costs	(704,259)	(68,388)	(772,647)
Impairment of goodwill	(48,274,161)	-	(48,274,161)
Total other income (expense)	(49,023,794)	(68,388)	(49,092,182)

Net loss	$(52,686,514)	$(2,709,840)	$(55,396,354)

Weighted average number of
common shares outstanding
- basic and fully diluted	6,601,141	-	6,601,141

Net (loss) per share - basic
and fully diluted	$(7.98)	$(0.41)	$(8.39)

Note 11 – Subsequent events

On February 5, 2009 the Company entered into a consulting agreement with an individual relating to the installation and testing of the Company’s new Viridian Truly Tank-less Water Heater. In exchange for the testing services provided, the Company agreed to issue 2,500 shares of restricted common stock every ninety days over a one year period. The first installment of the shares was issued on April 1, 2009. The fair market value of the shares was $2,350 based on the closing price of the Company’s common stock on the date of issuance.

Noble Innovations, Inc.
(Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

On February 5, 2009 the Company entered into a consulting agreement with an individual relating to the installation and testing of the Company’s new Viridian Truly Tank-less Water Heater. In exchange for the testing services provided, the Company agreed to issue 2,500 shares of restricted common stock every ninety days over a one year period. The first installment of the shares was issued on April 1, 2009. The fair market value of the shares was $2,350 based on the closing price of the Company’s common stock on the date of issuance.

On April 1, 2009 the Company issued 15,000 shares for stock subscriptions sold as part of a convertible debenture on December 12, 2008. The shares were reported as subscriptions payable at March 31, 2009.

On April 1, 2009 the Company issued 140,000 shares for stock subscriptions sold on March 23, 2009. The shares were reported as subscriptions payable at March 31, 2009.

On April 2, 2009 the Company issued 5,000 shares of common stock as part of a consulting agreement with an individual relating to the installation and testing of the Company’s new Viridian Truly Tank-less Water Heater. The fair market value of the shares was $6,250 based on the closing price of the Company’s common stock on the date of issuance.

On April 6, 2009 the Company granted 25,000 options as part of a consulting agreement to significant shareholders, exercisable at $1.00 per share over a five year term.

On April 13, 2009 the Company issued 25,000 shares of common stock for legal services rendered. The fair market value of the shares was $25,250 based on the closing price of the Company’s common stock on the date of issuance.

On April 14, 2009 the Company issued 7,500 shares of common stock as part of a consulting agreement with an individual relating to the installation and testing of the Company’s new Viridian Truly Tank-less Water Heater. The fair market value of the shares was $7,575 based on the closing price of the Company’s common stock on the date of issuance.

On April 20, 2009 the Company issued 5,000 shares for stock subscriptions sold as part of a convertible debenture on March 13, 2009. The shares were reported as subscriptions payable at March 31, 2009.

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see Item 1A. Risk Factors in this document and in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Recent Developments

On February 2, 2009, we issued a press release announcing that the Viridian Tankless Water Heater was displayed at the International Building Industry Show in Las Vegas.

On February 19, 2009, we issued a press release announcing that the Virdian Tankless Water Heater will be displayed at the Kitchen and Bath Industry Show in Atlanta.

On March 16, 2009, we issued a press release announcing that the Viridian Tankless Water Heater will be displayed at the Connect 2009 – PHCC Convention in New Orleans.

Result of Operations for the Three Months Ended March 31, 2009 and 2008

Our new business plan is still in the early stage of development and as a result we have not experienced any revenues or cost of goods related to this change in business operations.

OPERATING EXPENSES:

The following table summarizes selected items from the statement of operations at March 31, 2009 and March 31, 2008.

	Three Months Ended March 31,		Increase (Decrease)
	2009	2008	$	%
Expenses:
General and administrative	$79,903	$49,439	$30,464	62%
Professional fees	137,905	672,252	(534,347)	(79%)
Promotional and marketing	36,488	23,067	13,421	58%
Salaries, officer	54,300	87,300	(33,000)	(38%)
Salaries	59,950	400,050	(340,100)	(85%)
Depreciation	3,170	1,218	1,952	160%
Total expenses	371,715	1,233,326	(861,611)	(70%)

Net operating (loss)	(371,715)	(1,233,326)	(861,611)	(70%)

Other income (expense):
Interest expense	(53,618)	-	53,618	--
Financing costs	(6,138)	-	6,138	--
Total other income (expense)	(59,756)	-	59,756	--

Net (loss)	$(431,471)	$(1,233,326)	$(801,855)	(65%)

General and Administrative Expenses:

General and administrative expenses for the three months ended March 31, 2009 were $79,903, an increase of $30,464, or 62%, from $49,439 for the three months ended March 31, 2008.  The primary increase in general and administrative expenses was due to the development of our tank-less water heater technology.  As we progress toward launching our new tank-less water heater products we expect to incur higher general and administrative expenses as evidenced in the increases shown during the period ended in 2009.

Professional Fees

Professional fees for the three months ended March 31, 2009 were $137,905, a decrease of $534,347, or 79%, from $672,252 for the three months ended March 31, 2008.  The decrease in professional fees was the result of fewer payments to professionals in common stock and common stock options.  Professional fees during the three months ending March 31, 2008 were primarily made up of stock being issued to multiple consultants for services performed for the Company. As the Company’s stock price was traded at much higher levels in 2008 than 2009 the shares issued in 2008 carried a much greater value than in 2009 as accounted for under SFAS 123(R).  We expect that we will continue to experience high professional fees as we continue to utilize consultants’ services.

Promotional and Marketing

Promotional and marketing expenses for the three months ended March 31, 2009 were $36,488, an increase of $13,421, or 58%, from $23,067 for the three months ended March 31, 2008.  The increase in promotional and marketing was the result of enhanced efforts to disseminate information about our new product line, as well as, our Company financing activities.

Salaries, Officer

Our total officer salaries expenses for the three months ended March 31, 2009 decreased by 38% as compared to the same period of 2008.  The decrease in officer salaries was due to stock based bonus awards during the three months ending March 31, 2008 that were not awarded in the same period in 2009.

Salaries

Salaries expenses for the three months ended March 31, 2009 were $59,950, a decrease of $340,100, or 85%, from $400,050 for the three months ended March 31, 2008.  The decrease in salaries was due to stock based bonus awards during the three months ending March 31, 2008 that were not awarded in the same period in 2009.

Depreciation

Depreciation expenses for the three months ended March 31, 2009 were $3,170, an increase of $1,952, or 160%, from $1,218 for the three months ended March 31, 2008.  Depreciation expenses increased as a result of additional assets being depreciated that were acquired in the acquisition of Noble Systems, Inc. on June 16, 2008, which were not on hand during the three months ending March 31, 2008.

Net Operating (Loss):

The net operating loss for the three months ended March 31, 2009 was $371,715 versus a net loss of $1,233,326 for the three months ended March 31, 2008, which was a decrease in net loss of $861,611 or 70%.  The decrease in net operating loss was primarily a result of fewer stock based compensation issuances in the first three months of 2009 than in the same period in 2008.

Interest Expense

Interest expense for the three months ended March 31, 2009 were $53,618, as compared to $-0- for the same period in 2008.  Our interest expense in 2009 was higher because of an increase in loans requiring interest payments and interest expense resulting from the beneficial conversion feature of convertible debt instruments.

Financing Costs

Financing costs for the three months ended March 31, 2009 were $6,138, as compared to $-0- for the same period in 2008.  Our financing costs in the first quarter of 2009 were higher because of the issuance of common stock as part of convertible loan agreements that did not occur in the same period in 2008.

Net (Loss)

Our net loss for the three months ended March 31, 2009 was $431,471, a decrease of $801,855, or 65%, from $1,233,326 for the three months ended March 31, 2008.  We continue to have a net loss and believe the loss will be reduced and profitability will be attained in the future as we bring our products to market.

Liquidity and Capital Resources

The following table summarizes total current assets, total current liabilities and working capital at March 31, 2009 compared to December 31, 2008.

	March 31, 2009	December 31, 2008	Increase / (Decrease)
			$	%

Current Assets	$ 41,218	$ 128,848	$(128,8480)	(68%)

Current Liabilities	$ 1,197,578	$ 966,459	$ 231,119	24%

Working Capital (Deficit)	$(1,156,360)	$(839,611)	$ (316,749)	(38%)

Liquidity is a measure of a company’s ability to meet potential cash requirements.  We have historically met our capital requirements through the issuance of stock and by borrowings.  In the future, we anticipate we will be able to provide the necessary liquidity we need by the revenues generated from the sales of our products.

As of March 31, 2009, we continue to use traditional and/or debt financing to provide the capital we need to run the business.  In the future, we need to generate enough revenues from the sales of our products in order for us to not have to sell additional stock or obtain additional loans.

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

During the last year, we capitalized our company with loans from officers and related parties, which had been used for operational expenses in addition to executing promissory notes and convertible notes.

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

As of March 31, 2009, our cash balance was $3,591, which will not be enough to pursue our energy efficient product line of business.  With the intention to pursue a line of business focused on energy efficient products during the next twelve months we plan to seek financing opportunities.  We plan to seek additional funding for operations through equity and/or debt or other means that may become available to us.  If we are not able to receive any additional funds, we cannot continue our proposed business operations.

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

We currently employ 3 employees. We do not anticipate hiring employees over the next 12 months.  We intend to use the services of consultants to perform various professional services.  We believe that this use of third-party service providers may enhance our ability to contain general and administrative expenses.

Consultants

On January 16, 2009, we entered into a consulting agreement with an individual relating to the installation and testing of the Company’s new Viridian Truly Tank-less Water Heater. The agreement may be terminated by either party for any reason. In exchange for the testing services provided, we agreed to issue 7,500 shares of restricted common stock every ninety days over a one year period. The first installment of the shares is scheduled to be issued on April 16, 2009. No shares have been issued as of March 31, 2009.

On January 31, 2009, we entered into a consulting agreement with an individual relating to the installation and testing of the Company’s new Viridian Truly Tank-less Water Heater. The agreement may be terminated by either party for any reason. In exchange for the testing services provided, we agreed to issue 6,250 shares of restricted common stock every ninety days over a two year period. The first installment of the shares is scheduled to be issued on April 31, 2009. No shares have been issued as of March 31, 2009.

On February 5, 2009, we entered into a consulting agreement with an individual relating to the installation and testing of the Company’s new Viridian Truly Tank-less Water Heater. In exchange for the testing services provided, we agreed to issue 2,500 shares of restricted common stock every ninety days over a one year period. The first installment of the shares was to be issued on March 20, 2009, but wasn’t issued until April 1, 2009.

On February 5, 2009, we entered into a consulting agreement with an individual relating to the installation and testing of the Company’s new Viridian Truly Tank-less Water Heater. In exchange for the testing services provided, we agreed to issue 2,500 shares of restricted common stock every ninety days over a one year period. The first installment of the shares was to be issued on March 20, 2009, but wasn’t issued until April 1, 2009.

On February 10, 2009, we entered into a consulting agreement with an individual relating to the installation and testing of the Company’s new Viridian Truly Tank-less Water Heater. The agreement may be terminated by either party for any reason. In exchange for the testing services provided, we agreed to issue 10,000 shares of restricted common stock every ninety days over a two year period. The first installment of the shares is scheduled to be issued on May 10, 2009. No shares have been issued as of March 31, 2009.

On February 16, 2009, we entered into a consulting agreement with an individual relating to the installation and testing of the Company’s new Viridian Truly Tank-less Water Heater. The agreement may be terminated by either party for any reason. In exchange for the testing services provided, we agreed to issue 5,000 shares of restricted common stock every ninety days over a two year period. The first installment of the shares is scheduled to be issued on May 16, 2009. No shares have been issued as of March 31, 2009.

On February 19, 2009, we entered into a consulting agreement with an individual relating to the installation and testing of the Company’s new Viridian Truly Tank-less Water Heater. The agreement may be terminated by either party for any reason. In exchange for the testing services provided, the Company agreed to issue 5,000 shares of restricted common stock every ninety days over a one and a half (1 ½) year period. The first installment of the shares is scheduled to be issued on May 19, 2009. No shares have been issued as of March 31, 2009.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 6, 2009, we granted 25,000 options to a consultant pursuant to a consulting agreement, exercisable at $1.00 per share over a five year term. We believe the grant of the options will be exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2).  The options are to be issued directly by us and do not involve a public offering or general solicitation.  The recipient of the options was afforded an opportunity for effective access to our files and records of that contained the relevant information needed to make his investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipient had such knowledge and experience in the Company’s financial and business matters that he was capable of evaluating the merits and risks of his investment.

On February 4, 2009, we issued 10,000 shares of common stock to L. Fred Huggins, the Company’s former Vice President of Sales and Marketing, as payment in lieu of cash on accrued salaries. The 10,000 shares were registered in a Registration Statement on Form S-8 filed on September 22, 2008.

On March 9, 2009, we issued 25,000 shares of common stock to Ivan Mlachak as a retainer for legal services. The 25,000 shares were registered in a Registration Statement on Form S-8 filed on September 22, 2008.

On April 3, 2009, we issued 2,500 shares of commons stock to Rod W. Luker pursuant to a consulting agreement relating to the installation and testing of the Company’s new Viridian Truly Tank-less Water Heater. In exchange for the testing services provided, we agreed to issue 2,500 shares of restricted common stock every ninety days over a one year period. We believe the issuance of the shares will be exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2).  The shares are to be issued directly by us and do not involve a public offering or general solicitation.  The recipients of the shares were afforded an opportunity for effective access to our files and records of that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients had such knowledge and experience in the Company’s financial and business matters that they were capable of evaluating the merits and risks of their investment.

On April 3, 2009, we issued 2,500 shares of common stock to Cory A. Pace pursuant to a consulting agreement relating to the installation and testing of the Company’s new Viridian Truly Tank-less Water Heater. In exchange for the testing services provided, we agreed to issue 2,500 shares of restricted common stock every ninety days over a one year period. We believe the issuance of the shares will be exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2).  The shares are to be issued directly by us and do not involve a public offering or general solicitation.  The recipients of the shares were afforded an opportunity for effective access to our files and records of that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients had such knowledge and experience in the Company’s financial and business matters that they were capable of evaluating the merits and risks of their investment.

On March 12, 2009, we received proceeds of $25,000 in exchange for the sale of 5,000 shares of the Company’s common stock and a secured convertible note, which carries a 10% interest rate, maturing on March 11, 2010. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder at a price equal to the greater of seventy percent (70%) of the volume weighted average price of our common stock for the ten (10) trading days prior to the conversion or $0.10 per share. The 5,000 shares were issued on April 3, 2009. We believe the issuance of the shares will be exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2).  The shares are to be issued directly by us and do not involve a public offering or general solicitation.  The recipients of the shares were afforded an opportunity for effective access to our files and records of that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients had such knowledge and experience in the Company’s financial and business matters that they were capable of evaluating the merits and risks of their investment.

On March 13, 2009, we received proceeds of $25,000 in exchange for the sale of 5,000 shares of our common stock and a secured convertible note, which carries a 10% interest rate, maturing on March 12, 2010. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder at a price equal to seventy percent (70%) of the volume weighted average price of our common stock for the ten (10) trading days prior to the conversion or $0.10 per share. The 5,000 shares were issued on April 3, 2009. We believe the issuance of the shares will be exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2).  The shares are to be issued directly by us and do not involve a public offering or general solicitation.  The recipients of the shares were afforded an opportunity for effective access to our files and records of that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients had such knowledge and experience in the Company’s financial and business matters that they were capable of evaluating the merits and risks of their investment.

On March 23, 2009, we sold 140,000 shares of common stock at $0.50 per share to an accredited investor in exchange for total proceeds of $70,000, all of which was paid in cash. The 140,000 shares were issued on April 3, 2009. We believe the issuance of the shares will be exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2).  The shares are to be issued directly by us and do not involve a public offering or general solicitation.  The recipients of the shares were afforded an opportunity for effective access to our files and records of that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients had such knowledge and experience in the Company’s financial and business matters that they were capable of evaluating the merits and risks of their investment.

Subsequent Issuances

April 3, 2009, we issued 15,000 shares of common stock to Michael H. and Sarah M. Fouts for stock subscriptions sold as part of a convertible debenture on December 12, 2008. On April 1, 2009 the Company issued 15,000 shares for stock subscriptions sold as part of a convertible debenture on December 12, 2008. The shares were reported as subscriptions payable at March 31, 2009.

On April 13, 2009, we issued 25,000 shares of common stock to Walker & Peskind PLLC for legal services rendered. We believe the issuance of the shares will be exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2).  The shares are to be issued directly by us and do not involve a public offering or general solicitation.  The recipients of the shares were afforded an opportunity for effective access to our files and records of that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients had such knowledge and experience in the Company’s financial and business matters that they were capable of evaluating the merits and risks of their investment.

On April 14, 2009, we issued 7,500 shares of common stock to Ronald Barney as part of a consulting agreement with an individual relating to the installation and testing of the Company’s new Viridian Truly Tank-less Water Heater. On April 14, 2009 the Company issued 7,500 shares of common stock as part of a consulting agreement with an individual relating to the installation and testing of the Company’s new Viridian Truly Tank-less Water Heater. The fair market value of the shares was $7,575 based on the closing price of the Company’s common stock on the date of issuance.

On April 20, 2009, we issued 5,000 shares of common stock to Kalyor E. Shemberger for stock subscriptions sold as part of a convertible debenture on March 13, 2009. On April 20, 2009 the Company issued 5,000 shares for stock subscriptions sold as part of a convertible debenture on March 13, 2009. The shares were reported as subscriptions payable at March 31, 2009.

Issuer Purchases of Equity Securities

We did not repurchase any of our securities during the quarter ended September 30, 2008.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of our security holders during the quarter ended March 31, 2009.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1	Acquisition and Plan of Merger between Noble Innovations, Inc. and Noble Systems Incorporated		8-K		2-1	06/25/08
3(i)(a)	Articles of Incorporation of XSInventory		SB-2		3(i)(a)	8/27/04
3(i)(b)	Articles of Incorporation of Creative Excess		SB-2		3(i)(b)	8/27/04
3(i)(c)	Articles of Incorporation of Noble Innovations		10-Q	3/31/08	3(i)(c)	6/04/08
3(i)(d)	Certificate of Change		10-Q	3/31/08	3(i)(d)	6/04/08
3(i)(e)	Amendment to Articles of Incorporation		8-K		3(i)(e)	6/25/08
3(i)(f)	Amendment to Articles of Incorporation of		8-K		3(i)(f)	6/25/08
3(ii)(a)	Bylaws of the XSInventory		SB-2		3(ii)(a)	8/27/04
3(ii)(b)	Bylaws of Creative Excess		SB-2		3(ii)(b)	8/27/04
4	Stock Certificate Specimen		SB-2		4(c)	8/27/04
4.2	Certificate of Designation of Series A Preferred Stock		8-K		4	6/25/08
10.1	Restated Lock Up Agreement		SB-2		10.1	8/27/04
10.2	Office Lease		SB-2		10.2	8/27/04
10.3	Renewal Addendum to Office Lease 2005		SB-2		10.3	8/27/04
10.4	User Agreement		SB-2		10.4	8/27/04
10.5	Agent for the Issuer Letter Agreement		SB-2		10.5	8/27/04
10.6	Subscription Agreement		SB-2		10.6	8/27/04
10.7	Termination and Retirement Agreement with Michael Evangelista		8-K		10.7	5/23/07
10.8	Employment Agreement with James Cole		8-K		10.8	5/23/07
10.9	Employment Agreement with Fred Huggins		8-K		10.9	6/27/07
31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X
99.1	Press Release – Announcing the Selection of Executive Advisory Board Member Michael Fouts		10-Q	9/30/08	99.1	11/14/08
99.2	Press Release – Announcing Exhibit at ISH-North America Trade Show		10-Q	9/30/08	99.2	11/14/08
99.3	Press Release – Announcing Partnership with Zoppas Industries for its Heating Element Technology		10-Q	9/30/08	99.3	11/14/08
99.4	Press Release Announcing Viridian Tankless Water Heater as top product for 2008 by leading building industry magazine		10-K	12/31/08	99.1	4/15/09
99.5	Press Release Announcing Brody Hanssen to the Executive Advisory Board		10-K	12/31/08	99.2	4/15/09

Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit	Filing date
99.6	Press Release Announcing Viridian Tankless Water Heater displayed at International Building Industry Show		10-K	12/31/08	99.3	4/15/09
99.7	Press Release Announcing Viridian Tankless Water Heater displaying at Kitchen and Bath Industry Show		10-K	12/31/08	99.4	4/15/09
99.8	Press Release Announcing Viridian Tankless Water Heater displaying at Connection 2009 PHCC Convention		10-K	12/31/08	99.5	4/15/09

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

Date: May 22, 2009