Form 10-Q
period 2009-06-30
Noble Innovations Inc
filed 2009-08-19
CIK 1220379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
Yes ☐    No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on August 14, 2009, was 13,240,704 shares.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Noble Innovations, Inc.
(Development Stage Company)
Consolidated Balance Sheets

	June 30,	December 31,
	2009	2008
Assets	(Unaudited)	(Restated)

Current assets:
Cash	$-	$71,660
Inventory	38,443	55,188
Total current assets	38,443	126,848

Equipment, net	58,133	64,344

Other Assets:
Deposits	15,000	37,550

Total assets	$111,576	$228,742

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$461,968	$364,962
Accrued expenses	144,810	113,597
Accrued salaries, officer	169,267	76,943
Accrued salaries	170,490	126,557
Convertible notes payable, related party	196,500	226,500
Convertible notes payable, net of discount of $81,824 and $132,818
at June 30, 2009 and December 31, 2008, respectively	344,026	197,182
Deferred Income	39,078	39,078
Subscriptions payable, -0- and 15,000 shares at
June 30, 2009 and December 31, 2008, respectively	-	10,328
Total current liabilities	1,526,139	1,155,147

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, 400,000 shares issued and outstanding	400	400
Common stock, $0.001 par value, 50,000,000 shares authorized
12,985,434 and 12,504,340 shares issued and outstanding
as of June 30, 2009 and December 31, 2008, respectively	12,985	12,504
Additional paid-in capital	55,991,310	55,567,828
(Deficit) accumulated during development stage	(57,419,258)	(56,507,137)
Total stockholders' equity (deficit)	(1,414,563)	(926,405)

Total liabilities and stockholders' equity (deficit)	$111,576	$228,742

The accompanying notes are an integral part of these financial statements.

Noble Innovations, Inc.
(Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	For the three months ending		For the six months ending		September 27, 2002
	June 30,		June 30,		(Inception) to
	2009	2008	2009	2008	June 30, 2009
		(Restated)		(Restated)	(Restated)

Revenue	$-	$-	$-	$-	$55,069
Cost of goods sold	-	-	-	-	51,201
	-	-	-	-	3,868

Expenses:
General and administrative	38,211	52,513	112,491	101,952	503,147
Professional fees	177,921	143,442	343,390	831,090	5,280,705
Promotional and marketing	19,396	26,268	75,884	49,335	257,502
Salaries, officer	54,300	259,854	108,600	309,654	1,080,354
Salaries	31,750	74,050	91,700	468,100	1,020,630
Depreciation	3,041	1,253	6,211	2,471	14,764
Total expenses	324,619	557,380	738,276	1,762,602	8,157,102

Net operating (loss)	(324,619)	(557,380)	(738,276)	(1,762,602)	(8,153,234)

Other income (expense):
Interest income	-	-	-	-	3
Interest expense	(64,981)	-	(118,599)	-	(163,973)
Financing costs	(49,108)	(675,750)	(55,246)	(675,750)	(827,893)
Impairment of goodwill	-	-	-	-	(48,274,161)
Total other income (expense)	(114,089)	(675,750)	(173,845)	(675,750)	(49,266,024)

Net (loss)	$(438,708)	$(1,233,130)	$(912,121)	$(2,438,352)	$(57,419,258)

Weighted average number of common shares
outstanding - basic and fully diluted	12,832,132	1,835,940	12,675,827	1,048,165

Net (loss) per share - basic & fully diluted	$(0.03)	$(0.67)	$(0.07)	$(2.33)

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

Noble Innovations, Inc.
(Development Stage Company)
Statement of Changes in Stockholders' Equity (Deficit) [CONTINUED]

Founders shares issued
for cash	-	-	128,487	128	30,569		30,697

Donated capital	-	-	-	-	6,500		6,500

Shares issued for cash
from private placement	-	-	245,000	245	97,755		98,000

Net loss for the period						(65,594)	(65,594)

Balance, December 31, 2006	-	-	968,285	968	242,689	(175,523)	68,134

Shares issued for previously
received funds	-	-	25,000	25	(25)		-

Shares issued for
services provided	-	-	5,500	6	108,744		108,750

Shares purchased and
cancelled	-	-	(748,285)	(748)	(1,752)		(2,500)

Prior period adjustment (See Note 10)						(379,835)	(379,835)

Net loss for the period						(746,572)	(746,572)

Balance, December 31, 2007	-	-	250,500	251	349,656	(1,301,930)	(952,023)
(as restated)

Noble Innovations, Inc.
(Development Stage Company)
Statement of Changes in Stockholders' Equity (Deficit) [CONTINUED]

Shares issued for cash	-	-	172,800	173	485,922		486,095

Shares issued for services
services provided	400,000	400	552,911	552	4,487,874		4,488,826

Shares issued for merger	-	-	11,528,129	11,528	48,365,616		48,377,144

Options granted for services
provided, related party	-	-	-	-	1,793,045		1,793,045

Beneficial conversion feature	-	-	-	-	85,715		85,715

Prior period adjustment (See Note 10)						(2,518,693)	(2,518,693)

Restated net loss for the period						(52,686,514)	(52,686,514)

Balance, December 31, 2008
(as restated)	400,000	$400	12,504,340	$12,504	$55,567,828	$(56,507,137)	$(926,405)

Shares issued for
services provided	-	-	290,750	291	90,126		90,417

Options granted for services
provided, related party	-	-	-	-	98,213		98,213

Beneficial conversion feature	-	-	-	-	48,995		48,995

Shares issued for cash	-	-	190,344	190	186,148		186,338

Net loss for the period						(912,121)	(912,121)

Balance, June 30, 2009 (Unaudited)	400,000	$400	12,985,434	$12,985	$55,991,310	$(57,419,258)	$(1,414,563)

The accompanying notes are an integral part of these financial statements.

Noble Innovations, Inc.
(Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	For the six months ended		September 27, 2002
	June 30,		(Inception) to
	2009	2008	June 30, 2009
		(Restated)	(Restated)
Cash flows from operating activities
Net (loss)	$(912,121)	$(2,438,352)	$(57,419,258)
Adjustments to reconcile net (loss) to
net cash used in operating activities:
Depreciation	6,211	2,471	14,764
Convertible note issued for services	50,000	-	50,000
Shares issued for services, related party	-	1,442,804	2,363,886
Shares issued for services	80,090	640,000	1,542,557
Shares issued for conversion of notes payable	-	117,000	117,000
Shares issued for financing costs	-	-	772,647
Amortization of beneficial conversion feature	99,988	-	136,983
Options granted for services	98,213	-	1,891,259
Impairment of goodwill	-	-	48,274,161
Decrease (increase) in assets:
Inventory	16,745	(36,080)	(38,443)
Other assets	22,550	(250)	(15,000)
Increase (decrease) in liabilities:
Accounts payable	97,006	(2,119)	461,968
Accrued expenses	31,213	66,897	144,810
Accrued salaries, officer	92,324	(69,400)	121,155
Accrued salaries	43,933	106,202	218,602
Deferred income	-	20,650	39,078
Net cash used in operating activities	(273,848)	(150,177)	(1,323,831)

Cash flows from investing activities
Purchase of equipment	-	(1,000)	(38,725)
Net cash used in investing	-	(1,000)	(38,725)

Cash flows from financing activities
Proceeds from demand notes, related party	5,000	126,500	704,527
Payments on demand notes, related party	(35,000)	(100,843)	(439,343)
Proceeds from notes payable	50,000	-	380,000
Payments on notes payable	(4,150)	-	(4,150)
Proceeds from the sale of common stock	186,338	135,500	717,395
Repurchase of common stock	-	-	(2,500)
Donated capital	-	-	6,500
Net cash provided by financing activities	202,188	161,157	1,362,429

Net increase (decrease) in cash	(71,660)	9,980	(127)
Cash - beginning	71,660	6,165	-
Cash acquired in merger	-	127	127
Cash - ending	$-	$16,272	$-

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash investing and financing activities:
Stock issued for note payable conversion, related party	$-	$-	$117,000
Stock issued for financing costs	$-	$-	$702,834
Stock issued for merger	$-	$48,377,235	$48,377,144
Beneficial conversion feature	$48,994	$-	$48,994
Shares issued for stock payable	$10,328	$-	$10,328

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

The unaudited supplemental pro forma results of operations of the combined entity had the acquisition date been January 1, 2008 is as follows:

Noble Innovations, Inc.
(Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Combined Pro Forma:
For the six months ending June 30, 2008
(Unaudited)
Expenses:
General and administrative	$102,101
Professional fees	752,260
Promotional and marketing	50,950
Salaries, officer	384,654
Salaries	480,100
Depreciation	6,943
Total Expenses	1,777,008

Net operating (loss)	(1,777,008)

Other income (expenses):
Interest income	-
Interest expense	-
Financing costs	(675,750)
Impairment of goodwill	-
Total other income (expense)	(675,750)

Net (loss)	$(2,452,758)

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

On May 16, 2007, the Company entered into a three year employment agreement with Mr. James Cole, to serve as its President. Pursuant to the agreement, the Company has agreed to pay Mr. Cole annual compensation of $180,000 in year one; $198,000 in year two; and $218,000 in year three. Further the Company has issued 5,000 shares of its common stock valued at $450,000 which will be amortized over the three year term of the agreement. Additionally, Mr. Cole will have the ability to earn 15,000 shares in the event certain production and sales milestone are achieved. Mr. Cole is further entitled to two (2) cash bonuses of $50,000 each. The first bonus will be earned upon completion of a marketable product and the second upon successful sale and shipment of the product. The compensation in excess of the employment agreement is a result of the fair market value of certain stock awards issued as bonuses. The Company has expensed $108,600 and $63,500 as executive compensation during the three month periods ended March 31, 2009 and 2008, respectively.

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

During the year ended, 2008, the Company received net proceeds of $226,500 from significant shareholders to fund current operations. The unsecured promissory notes are non-interest bearing and due on demand. Imputed interest was deemed immaterial and management hasn’t recorded it as such. During the six months ending June 30, 2009 the Company repaid $35,000, and received an additional $5,000 on unsecured, non-interest bearing demand notes from significant shareholders.

Noble Innovations, Inc.
(Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

The Company has also incurred expenses for consulting services provided from significant shareholders. As of June 30, 2009 the invoices total $38,000 and remain unpaid as presented in accounts payable.

On April 6, 2009 the Company granted 25,000 options as part of a consulting agreement to significant shareholders, exercisable at $1.00 per share over a five year term. The estimated value using the Black-Scholes pricing model, based on a volatility rate of 282% and a call option value of $1.9643, was $49,108.

On May 15, 2009 the Company granted 75,000 options as part of a consulting agreement to significant shareholders, exercisable at $1.00 per share over a two year term. The estimated value using the Black-Scholes pricing model, based on a volatility rate of 295% and a call option value of $0.4480, was $33,598.

Note 5 – Notes payable, related parties

Notes payable, related party consists of the following at June 30, 2009 and December 31, 2008, respectively:
	June 30,	December 31,
	2009	2008
Related party - unsecured debenture, due on demand for operating expenses advanced from significant shareholders. The debenture is non-interest bearing. The note holder demanded payment on August 3, 2009 and the debt is yet unpaid. As such, the Company is currently in default.
	$ 196,500	$ 226,500
Less: current portion	196,500	226,500
Long-term debt, less current portion	$ -	$ -

Noble Innovations, Inc.
(Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 6 – Notes payable

Notes payable consists of the following at June 30, 2009 and December 31, 2008, respectively:

	June 30,	December 31,
	2009	2008
Unsecured promissory note carries a 10% interest rate, maturing on August 12, 2009. In the event of default, the principal is convertible into shares of common stock at a price equal to the greater of seventy percent (70%) of the volume weighted average price of the Company’s common stock for the thirty (30) trading days prior to the maturity date or $0.10 per share. The note holder demanded payment upon maturity at August 12, 2009 and the debt is yet unpaid. As such, the Company is currently in default.
	$ 100,000	$ 100,000

Unsecured promissory note carries a 10% interest rate, maturing on August 12, 2009. In the event of default, the principal is convertible into shares of common stock at a price equal to the greater of seventy percent (70%) of the volume weighted average price of the Company’s common stock for the thirty (30) trading days prior to the maturity date or $0.10 per share. On August 7, 2008 the Company issued 5,000 shares, valued at $32,500 as a financing fee. The note holder demanded payment upon maturity at August 12, 2009 and the debt is yet unpaid. As such, the Company is currently in default.	50,000	50,000

Unsecured promissory note carries a 10% interest rate, maturing on August 12, 2009. In the event of default, the principal is convertible into shares of common stock at a price equal to the greater of seventy percent (70%) of the volume weighted average price of the Company’s common stock for the thirty (30) trading days prior to the maturity date or $0.10 per share. On August 7, 2008 the Company issued 5,000 shares, valued at $32,500, as a financing fee. The note holder demanded payment upon maturity at August 12, 2009 and the debt is yet unpaid. As such, the Company is currently in default.	50,000	50,000

Noble Innovations, Inc.
(Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Secured convertible note carries a 12% interest rate, maturing on December 12, 2009. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to the greater of fifty percent (50%) of the volume weighted average price of the Company’s common stock for the ten (10) trading days prior to the conversion or $0.10 per share. The debenture is secured by the Company’s fixed assets, and 60,000 shares of the Company’s common stock to be issued in the event of default by the Company. Monthly payments of $250, consisting of $100 of interest and $150 of principal are due on the 15th day of each month. An additional 15,000 shares of the Company’s common stock was issued as part of the agreement.
	25,850	30,000

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

Noble Innovations, Inc.
(Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Unsecured convertible note carries a 10% interest rate, maturing on March 12, 2010. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to the greater of seventy percent (70%) of the volume weighted average price of the Company’s common stock for the ten (10) trading days prior to the conversion or $0.10 per share. An additional 5,000 shares of the Company’s common stock was issued as part of the agreement.	25,000	-

Unsecured convertible note carries a 10% interest rate, maturing on February 1, 2010. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to the greater of seventy percent (70%) of the volume weighted average price of the Company’s common stock for the ten (10) trading days prior to the conversion or $0.10 per share. The note was issued in exchange for services rendered.	50,000	-
Total debt	425,850	330,000
Less: discount on beneficial conversion feature	81,824	132,818
Less: current portion	344,026	197,182
Long-term debt, less current portion	$ -	$ -

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

Noble Innovations, Inc.
(Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

The aforementioned accounting treatment resulted in a total debt discount equal to ($81,824) as of June 30, 2009. The discount is amortized over a one-year period, from the date of issuance until the stated redemption date of the debt.

According to the terms of the Convertible Promissory Notes, the estimated number of shares that would be received upon conversion was 1,899,782 shares at June 30, 2009.

During the six months ending June 30, 2009 and 2008, the Company recorded financial expenses in the amount of $99,988 and $-0-, respectively, attributed to the amortization of the aforementioned debt discount.

As of June 30, 2009, no shares were issued pursuant to debt conversion.

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

On May 21, 2007, the Company entered into a two year employment agreement with L. Fred Huggins to serve as its Vice President of Sales and Marketing. Pursuant to the agreement, the Company has agreed to pay Mr. Huggins annual compensation in the amount of $150,000. Further the Company has agreed to issue 500 shares of its common stock valued at $48,000. Additionally Mr. Huggins will be granted an additional 500 shares at each one year anniversary date of his employment. On March 12, 2009 Mr. Huggins resigned as Vice President of Sales & Marketing. The Company is currently involved in litigation with Mr. Huggins regarding his unpaid compensation. The Company does not believe the results of this will be unfavorable and the accrued compensation is not materially misstated at June 30, 2009.

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

We lease our operating facility in Tempe, Arizona under a non-cancelable 3-year operating lease expiring September 30, 2011.  The lease provides for increases in future minimum annual rental payments based on defined annual increases beginning with monthly payments of $4,740 plus variable Common Area Maintenance (CAM) charges and culminating in a monthly payment of $5,030 plus CAM charges on September 30, 2011.  Lease expense totaled $25,323 and $33,098 during the six months ending June 30, 2009 and 2008, respectively.

 Future minimum lease payments required, excluding CAM charges are as follow:

Year                                              Amount
2009	$ 31,977
2010	59,010
2011	45,270
Total                                  $136,257

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

Noble Innovations, Inc.
(Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

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

On May 21, 2007, the Company authorized the issuance of 500 shares of its common stock pursuant to an agreement with it Vice President of sales, the shares were issued on August 27, 2007. The fair value of the shares was $48,000.

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

On February 4, 2009, the Company authorized and issued 10,000 shares of its free trading common stock to the Company’s Vice President of Sales and Marketing as payment in lieu of cash on accrued salaries. The fair market value of the shares was $10,000 based on the closing price of the Company’s stock on the date of issuance and is included as a payment against his accrued salary.

Noble Innovations, Inc.
(Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

On February 5, 2009, the Company entered into a consulting agreement with an individual relating to the installation and testing of the Company’s new Viridian Truly Tank-less Water Heater. In exchange for the testing services provided, the Company agreed to issue 2,500 shares of restricted common stock every ninety days over a one year period. The first installment of the shares was to be issued on March 20, 2009, but wasn’t issued until April 1, 2009. The fair market value of the shares was $2,350. The shares were issued on April 3, 2009.

On February 5, 2009, the Company entered into a consulting agreement with an individual relating to the installation and testing of the Company’s new Viridian Truly Tank-less Water Heater. In exchange for the testing services provided, the Company agreed to issue 2,500 shares of restricted common stock every ninety days over a one year period. The first installment of the shares was to be issued on March 20, 2009, but wasn’t issued until April 1, 2009. The fair market value of the shares was $2,350. The shares were issued on April 3, 2009.

On March 6, 2009, the Company issued 25,000 shares of its free trading common stock as a retainer for legal services. The fair market value of the shares was $15,000 based on the closing price of the Company’s stock on the date of issuance and is included in Professional fees.

On March 12, 2009 the Company received proceeds of $25,000 in exchange for the sale of 5,000 shares of the Company’s common stock and a secured convertible note, which carries a 10% interest rate, maturing on March 11, 2010. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder at a price equal to the greater of seventy percent (70%) of the volume weighted average price of the Company’s common stock for the ten (10) trading days prior to the conversion or $0.10 per share. The 5,000 shares were issued on May 26, 2009. A beneficial conversion discount valued at $13,937 was recorded against the debt to present the bifurcation of the conversion feature between debt and equity. Amortization expense of $4,211 was recorded during the six months ending June 30, 2009, and the unamortized balance of the beneficial conversion feature was $9,726 at June 30, 2009. In addition, the 5,000 shares of common stock were valued at $3,223 and were recorded as finance expense.

On March 13, 2009 the Company received proceeds of $25,000 in exchange for the sale of 5,000 shares of the Company’s common stock and a secured convertible note, which carries a 10% interest rate, maturing on March 12, 2010. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder at a price equal to seventy percent (70%) of the volume weighted average price of the Company’s common stock for the ten (10) trading days prior to the conversion or $0.10 per share. The 5,000 shares were issued on April 20, 2009. A beneficial conversion discount valued at $13,629 was recorded against the debt to present the bifurcation of the conversion feature between debt and equity. Amortization expense of $4,081 was recorded during the six months ending June 30, 2009, and the unamortized balance of the beneficial conversion feature was $9,548, 2009. In addition, the 5,000 shares of common stock were valued at $2,915 and were recorded as finance expense.

Noble Innovations, Inc.
(Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

On March 23, 2009 the Company sold 140,000 shares at $0.50 per share to an accredited investor in exchange for total proceeds of $70,000. The shares were issued on April 3, 2009.

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

On April 14, 2009 the Company issued 7,500 shares of common stock as part of a January 16, 2009 consulting agreement with an individual relating to the installation and testing of the Company’s new Viridian Truly Tank-less Water Heater. The fair market value of the shares was $7,575 based on the closing price of the Company’s common stock on the date of issuance.

On April 20, 2009 the Company issued 5,000 shares for stock subscriptions sold as part of a convertible debenture on March 13, 2009.

On April 30, 2009 the Company issued 6,250 shares of restricted common stock as part of a January 31, 2009 consulting agreement with an individual relating to the installation and testing of the Company’s new Viridian Truly Tank-less Water Heater. The fair market value of the shares was $5,313 based on the closing price of the Company’s common stock on the date of issuance.

On May 6, 2009 the Company sold 20,000 shares at $0.50 per share to an accredited investor in exchange for proceeds of $10,000.

On May 10, 2009 the Company issued 10,000 shares of restricted common stock as part of a February 10, 2009 consulting agreement with an individual relating to the installation and testing of the Company’s new Viridian Truly Tank-less Water Heater. The fair market value of the shares was $7,500 based on the closing price of the Company’s common stock on the date of issuance.

Noble Innovations, Inc.
(Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

On May 15, 2009 the Company sold 100,000 shares at $0.50 per share to an accredited investor in exchange for proceeds of $50,000.

On May 16, 2009 the Company issued 5,000 shares of restricted common stock as part of a February 16, 2009 consulting agreement with an individual relating to the installation and testing of the Company’s new Viridian Truly Tank-less Water Heater. The fair market value of the shares was $2,750 based on the closing price of the Company’s common stock on the date of issuance.

On May 19, 2009 the Company issued 5,000 shares of restricted common stock as part of a February 19, 2009 consulting agreement with an individual relating to the installation and testing of the Company’s new Viridian Truly Tank-less Water Heater. The fair market value of the shares was $2,500 based on the closing price of the Company’s common stock on the date of issuance.

On May 26, 2009 the Company issued 2,500 shares of restricted common stock as part of a February 5, 2009 consulting agreement with an individual relating to the installation and testing of the Company’s new Viridian Truly Tank-less Water Heater. The fair market value of the shares was $1,500 based on the closing price of the Company’s common stock on the date of issuance.

On May 26, 2009 the Company issued 2,500 shares of restricted common stock as part of another February 5, 2009 consulting agreement with an individual relating to the installation and testing of the Company’s new Viridian Truly Tank-less Water Heater. The fair market value of the shares was $1,500 based on the closing price of the Company’s common stock on the date of issuance.

On May 26, 2009 the Company issued 5,000 shares for stock subscriptions sold as part of a convertible debenture on March 12, 2009.

On June 1, 2009 the Company sold 10,194 shares at $0.74 per share to an accredited investor in exchange for proceeds of $5,097.

On June 1, 2009 the Company sold 10,150 shares at $0.50 per share to an accredited investor in exchange for proceeds of $5,075.

On June 5, 2009 the Company sold 20,000 shares at $0.50 per share to an accredited investor in exchange for proceeds of $10,000.

On June 10, 2009 the Company sold 30,000 shares at $0.50 per share to an accredited investor in exchange for proceeds of $15,000.

Noble Innovations, Inc.
(Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

On June 26, 2009 the Company issued 5,000 shares of restricted common stock as part of another March 6, 2009 consulting agreement with an individual relating to the installation and testing of the Company’s new Viridian Truly Tank-less Water Heater. The fair market value of the shares was $1,700 based on the closing price of the Company’s common stock on the date of issuance.

On June 26, 2009 the Company issued 2,500 shares of restricted common stock as part of another March 11, 2009 consulting agreement with an individual relating to the installation and testing of the Company’s new Viridian Truly Tank-less Water Heater. The fair market value of the shares was $850 based on the closing price of the Company’s common stock on the date of issuance.

On June 26, 2009 the Company issued 2,000 shares of restricted common stock as part of another March 11, 2009 consulting agreement with an individual relating to the installation and testing of the Company’s new Viridian Truly Tank-less Water Heater. The fair market value of the shares was $680 based on the closing price of the Company’s common stock on the date of issuance.

On June 26, 2009 the Company issued 2,500 shares of restricted common stock as part of another March 12, 2009 consulting agreement with an individual relating to the installation and testing of the Company’s new Viridian Truly Tank-less Water Heater. The fair market value of the shares was $850 based on the closing price of the Company’s common stock on the date of issuance.

On June 26, 2009 the Company issued 5,000 shares of restricted common stock as part of another October 13, 2008 consulting agreement with an individual relating to the installation and testing of the Company’s new Viridian Truly Tank-less Water Heater. The fair market value of the shares was $1,700 based on the closing price of the Company’s common stock on the date of issuance.

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

Noble Innovations, Inc.
(Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

On January 6, 2009 the Company granted 25,000 options as part of a consulting agreement to significant shareholders, exercisable at $1.00 per share over a five year term. The estimated value using the Black-Scholes pricing model, based on a volatility rate of 263% and a call option value of $0.6203, was $15,507.

On April 6, 2009 the Company granted 25,000 options as part of a consulting agreement to significant shareholders, exercisable at $1.00 per share over a five year term. The estimated value using the Black-Scholes pricing model, based on a volatility rate of 282% and a call option value of $1.9643, was $49,108.

On May 15, 2009 the Company granted 75,000 options as part of a consulting agreement to significant shareholders, exercisable at $1.00 per share over a two year term. The estimated value using the Black-Scholes pricing model, based on a volatility rate of 295% and a call option value of $0.4480, was $33,598.

Options and Warrants Cancelled
None.

Options and Warrants Expired
None.

Options and Warrants Exercised
None.

The following is a summary of information about the Stock Options and Warrants outstanding at June 30, 2009.

Shares Underlying
Shares Underlying Options and Warrants Outstanding				Options and Warrants Exercisable

Weighted
	Shares	Average	Weighted	Shares	Weighted
	Underlying	Remaining	Average	Underlying	Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$0.40 - 1.00	400,000	3.71 years	$0.63	400,000	$0.63

The fair value of each option and warrant grant are estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

Noble Innovations, Inc.
(Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

	2009	2008
Average risk-free interest rates	1.30%	2.30%
Average expected life (in years)	5	5
Average Volatility	278%	211%

The Black-Scholes option valuation model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. During 2009 there were 25,000 options issued with an exercise price below the fair value of the underlying stock at the grant date. In 2008, there were no options granted with an exercise price below the fair value of the underlying stock at the grant date.

The weighted average fair value of options and warrants granted with exercise prices at the current fair value of the underlying stock during the three months ending June 30, 2009 was approximately $0.63 per option, or warrant.

The following is a summary of activity of outstanding stock options under the 2008 Stock Option Plan:

		Weighted
		Average
	Number	Exercise
	Of Shares	Price

Balance, December 31, 2008	275,000	$0.45
Options cancelled	-0-	-0-
Options expired	-0-	-0-
Options vested during the period	125,000	1.00

Balance, June 30, 2009	400,000	0.63

Exercisable, June 30, 2009	400,000	$0.63

Noble Innovations, Inc.
(Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 10 - Correction of Errors

The Company intends to restate its previously issued December 31, 2008 financial statements for matters related to the following previously reported items: stock based compensation issued pursuant to various agreements were previously being amortized over the life of the agreement, however, in accordance with SFAS 123(R) the issuance of stock based compensation should have been expensed in the period granted as the agreements didn’t include a vesting period, or weren’t held in escrow until the terms of the agreement were satisfied. In addition, the Company is restating certain unrecorded liabilities and adjustments to their accounts payable balance for duplicate liabilities. The accompanying financial statements for the six month period ending June 30, 2009 have been restated to reflect the corrections in accordance with Statement of Accounting Standards Board No. 154, “Accounting Change and Error Correction”.  The following is a summary of the restatements for December 31, 2008 as of June 30, 2009:

Increase of previously reported expenses in retained earnings:
- unrecorded value of stock based compensation                                                                       $2,709,840
- unrecorded value of consulting services                                                                                  $   202,638

Decrease of previously reported expenses in retained earnings:
- duplicate invoices reported in accounts payable                                                                      $    13,950

Increase of previously reported additional paid in capital:
- unrecorded amount of additional paid in capital on stock issuance                                      $2,709,840

Increase of previously reported accounts payable:
- unrecorded liabilities in accounts payable (net)                                                                      $   188,688

The above amounts include the following adjustments to the restated financial statements for the year ended December 31, 2007:

Increase of previously reported expenses in retained earnings:
- unrecorded value of stock based compensation                                                                     $   389,250
- unrecorded value of consulting services                                                                                $       1,440

Decrease of previously reported expenses in retained earnings:
- duplicate invoices reported in accounts payable                                                                       $  10,855

Increase of previously reported additional paid in capital:
- unrecorded amount of additional paid in capital on stock issuance                                       $389,250

Decrease of previously reported accounts payable:
- unrecorded liabilities in accounts payable (net)                                                                         $   9,415

Noble Innovations, Inc.
(Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

The effect on the Company’s previously issued December 31, 2008 financial statements are summarized as follows:

Consolidated Balance Sheet as of December 31, 2008:

	Previously Reported	Net Change	Restated
Assets
Current assets
Cash	$71,660	$-	$71,660
Inventory	55,188		55,188
Total current assets	126,848	-	126,848

Equipment, net	64,344	-	64,344

Other assets, net	37,550	-	37,550

	$228,742	$-	$228,742

Current liabilities
Accounts payable	$176,274	$188,688	$364,962
Accrued expenses	113,597	-	113,597
Accrued salaries, officer	76,943	-	76,943
Accrued salaries	126,557	-	126,557
Notes payable, related party	226,500	-	226,500
Notes payable, net of discount
of $132,818	197,182	-	197,182
Deferred income	39,078	-	39,078
Subscriptions payable,
15,000 shares	10,328	-	10,328
Total current liabilities	966,459	188,688	1,155,147

Stockholders’ (deficit)
Preferred stock	400	-	400
Common stock	12,504	-	12,504
Additional paid-in capital	52,857,988	2,709,840	55,567,828
Accumulated deficit	(53,608,609)	(2,898,528)	(56,507,137)
Total stockholders’ (deficit)	(737,717)	(188,688)	(926,405)

	$228,742	$-	$228,742

Noble Innovations, Inc.
(Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Consolidated Statements of Operations as of December 31, 2008:

	Previously Reported	Net Change	Restated

Revenue	$-	$-	$-
Cost of goods sold	-	-	-
	-	-	-

Expenses
General and administrative	254,948	-	254,948
Professional fees	2,043,153	2,521,788	4,564,941
Promotional and marketing	101,612	(3,095)	98,517
Salaries, officer	559,254	206,250	765,504
Salaries	695,200	9,000	704,200
Depreciation	8,553	-	8,553
Total expenses	3,662,720	2,733,943	6,396,663

Net operating (loss)	(3,662,720)	(2,733,943)	(6,396,663)

Other income (expense)
Interest income	-	-	-
Interest expense	(45,374)	-	(45,374)
Financing costs	(704,259)	(68,388)	(772,647)
Impairment of goodwill	(48,274,161)	-	(48,274,161)
Total other income (expense)	(49,023,794)	(68,388)	(49,092,182)

Net loss	$(52,686,514)	$(2,802,331)	$(55,488,845)

Weighted average number of
common shares outstanding
- basic and fully diluted	6,601,141	-	6,601,141

Net (loss) per share - basic
and fully diluted	$(7.98)	$(0.44)	$(8.42)

Noble Innovations, Inc.
(Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Consolidated Statements of Operations for the three months ending June 30, 2008:

	Previously Reported	Net Change	Restated

Revenue	$-	$-	$-
Cost of goods sold	-	-	-
	-	-	-

Expenses
General and administrative	52,513	-	52,513
Professional fees	84,237	59,205	143,442
Promotional and marketing	27,883	(1,615)	26,268
Salaries, officer	297,354	(37,500)	259,854
Salaries	80,050	(6,000)	74,050
Depreciation	1,253	-	1,253
Total expenses	543,290	14,090	557,380

Net operating (loss)	(543,290)	(14,090)	(557,380)

Other income (expense)
Financing costs	(675,750)	-	(675,750)
Total other income (expense)	(675,750)	-	(675,750)

Net loss	$(1,219,040)	$(14,090)	$(1,233,130)

Weighted average number of
common shares outstanding
- basic and fully diluted	1,835,940	1,835,940	1,835,940

Net (loss) per share - basic
and fully diluted	$(0.66)	$(0.01)	$(0.67)

Noble Innovations, Inc.
(Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Consolidated Statements of Operations for the six months ending June 30, 2008:

	Previously Reported	Net Change	Restated

Revenue	$-	$-	$-
Cost of goods sold	-	-	-
	-	-	-

Expenses
General and administrative	101,952	-	101,952
Professional fees	756,489	74,601	831,090
Promotional and marketing	50,950	(1,615)	49,335
Salaries, officer	384,654	(75,000)	309,654
Salaries	480,100	(12,000)	468,100
Depreciation	2,471	-	2,471
Total expenses	1,776,616	(14,014)	1,762,602

Net operating (loss)	(1,776,616)	14,014	(1,762,602)

Other income (expense)
Financing costs	(675,750)	-	(675,750)
Total other income (expense)	(675,750)	-	(675,750)

Net loss	$(2,452,366)	$14,014	$(2,438,352)

Weighted average number of
common shares outstanding
- basic and fully diluted	1,048,165	1,048,165	1,048,165

Net (loss) per share - basic
and fully diluted	$(2.34)	$0.01	$(2.33)

Note 11 – Subsequent events

On July 6, 2009 the Company granted 25,000 options as part of a consulting agreement to significant shareholders, exercisable at $1.00 per share over a five year term.

On July 8, 2009 the Company issued 240,270 free trading S-8 shares, valued at $60,068 for legal services performed.
On July 22, 2009 the Company issued 15,000 free trading S-8 shares, valued at $5,100 for accounting services performed.

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

In connection with the name change and the intention to pursue a new line of business, on May 16, 2007, we appointed James A. Cole to serve as our new Chief Executive Officer of the Company as well as a member of the board of directors.  As a result of these executive changes, our focus has shifted to pursuing energy efficient technology that is classified as “green” in nature.

OVERVIEW OF CURRENT OPERATIONS

Since transitioning our business focus to providing and distributing “green” products, the Company has focused on pursuing various energy efficient technologies and has begun associating ourselves with various associations and societies that emphasize innovative, energy efficient and environmentally sensitive products in the building community.  During the fourth quarter of 2007, we showcased our first “green” product; the Viridian Truly Tankless water heater. We are now in the development stage of bringing that product to market, and are currently seeking approval by the Underwriters Laboratory (UL).

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

Result of Operations for the Three and Six Months Ended June 30, 2009 and 2008

Our new business plan is still in the early stage of development and as a result we have not experienced any revenues or cost of goods related to this change in business operations.

OPERATING EXPENSES:

The following table summarizes selected items from the statement of operations at June 30, 2009 and June 30, 2008.

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2009	2008	$	%	2009	2008	$	%
		(Restated)				(Restated)
Expenses:
General and administrative	$38,211	$52,513	$(14,302)	(27%)	$112,491	$101,952	$10,539	10%
Professional fees	177,921	143,442	34,479	24%	343,390	831,090	487,700	59%
Promotional and marketing	19,396	26,268	(6,872)	(26%)	75,884	49,335	26,549	54%
Salaries, officer	54,300	259,854	(205,554)	(79%)	108,600	309,654	(201,054)	(65%)
Salaries	31,750	74,050	(42,300)	(57%)	91,700	468,100	(376,400)	(80%)
Depreciation	3,041	1,253	1,788	143%	6,211	2,471	3,740	151%
Total Expenses	324,619	557,380	(232,761)	(42%)	738,276	1,762,602	(1,024,326)	58%

Net operating (loss)	(324,619)	(557,380)	(232,761)	(42%)	(738,276)	(1,762,602)	(1,024,326)	(58%)

Other income (expense):
Interest expense	(64,981)	-	64,981	-	(118,599)	-	118,599	-
Financing costs	(49,108)	(675,750)	(626,642)	(93%)	(55,246)	(675,750)	(620,504)	(92%)
Total other income (expense)	(114,089)	(675,750)	(561,661)	(83%)	(173,845)	675,750	501,905	(74%)

Net (loss)	$(438,708)	$(1,233,130)	$(794,422)	(64%)	$(173,845)	$(2,438,352)	$(2,264,507)	(93%)

General and Administrative Expenses:

General and administrative expenses for the three and six months ended June 30, 2009 were $38,211 and $112,491, a decrease of $14,302, or 27%, from $52,513 for the three months ended June 30, 2008 and an increase of $10,539, or 10%, from $101,952 for the six months ended June 30, 2008.  The decrease in general and administrative expenses in the three months ended in 2009 was due to A reduction in stock based compensation for administrative services and a reduction in unnecessary spending.  The primary increase in general and administrative expenses in the six months ended was due to the development of our tank-less water heater technology.  As we progress toward launching our new tank-less water heater products we expect to incur higher general and administrative expenses as evidenced in the increases shown during the period ended in 2009.

Professional Fees

Professional fees for the for the three and six months ended June 30, 2009 were $177,921 and $343,390, an increase of $34,479, or 24%, from $143,422 for the three months ended June 30, 2008 and an increase of $487,700, or 59%, from $131,090 for the six months ended June 30, 2008.   The increase in professional fees was the result of an increase in stock based compensation as payment for professional fees. As we experience difficult cash flow constraints we rely more heavily on the use of stock based compensation to pay for our professional services.  We expect that we will continue to experience high professional fees as we continue to utilize consultants’ services.

Promotional and Marketing

Promotional and marketing expenses for the three and six months ended June 30, 2009 were $19,396 and $75,884, a decrease of $6,872, or 26%, from $26,268 for the three months ended June 30, 2008 and an increase of $26,549, or 54%, from $49,335 for the six months ended June 30, 2008.  The decrease in promotional and marketing expenses for the three months ended is 2009 was the result of reductions implemented to conserve cash during difficult economic periods. As our cash flow position improves we expect to resume spending on promotional and marketing matters. The increase in promotional and marketing in the six months ended in 2009 was the result of enhanced efforts to disseminate information about our new product line, as well as, our Company financing activities.

Salaries, Officer

Our total officer salaries expenses for the three and six months ended June 30, 2009 decreased by 79% and 65% as compared to the same period in 2008.  The decrease in officer salaries was due to stock based bonus awards during the period ending in 2008 that were not awarded in the same period in 2009.

Salaries

Salaries for the three and six months ended June 30, 2009 were $31,750 and $91,700, a decrease of $42,300, or 57%, from $74,050 for the three months ended June 30, 2008 and a decrease of $376,400, or 80%, from $468,100 for the six months ended June 30, 2008.  The decrease in salary expenses for the three months ended June 30, 2009 was due to stock based bonus awards during the period ending 2008 that were not awarded in the same period in 2009, and the loss of one of our highly compensated employees.

Depreciation

Depreciation expenses for the three and six months ended June 30, 2009 were $3,041 and $6,211, an increase of $1,788, or 143%, from $1,253 for the three months ended June 30, 2008 and an increase of $3,740, or 151%, from $2,471 for the six months ended June 30, 2008.  Depreciation expenses increased as a result of the acquisition of depreciable assets via the merger with Noble Systems, Inc. on June 18, 2008.

Net Operating (Loss):

The net operating loss for the three and six months ended June 30, 2009 were $324,619 and $738,276, a decrease of $276,261, or 46%, from $600,880 for the three months ended June 30, 2008 and a decrease of $1,024,326, or 58%, from $1,762,602 for the six months ended June 30, 2008.  The decrease in net operating loss was primarily a result of fewer stock based compensation issuances in the first months of 2009 than in the same period in 2008.

Interest Expense

Interest expense for the three and six months ended June 30, 2009 was $64,981 and $118,599 as compared to $-0- for the same periods in 2008.  Our interest expense in 2009 was higher because of an increase in loans requiring interest payments and interest expense resulting from the beneficial conversion feature of convertible debt instruments.

Financing Costs

Financing costs for the three and six months ended June 30, 2009 were $49,108 and $55,246, a decrease of $626,642, or 93%, from $675,750 for the three months ended June 30, 2008 and a decrease of $620,504, or 92%, from $675,750 for the six months ended June 30, 2008.  Our financing costs in 2009 were lower because of stock based compensation for services not performed in 2009.

Net (Loss)

Our net loss for the three and six months ended June 30, 2009 was $438,708 and $173,845, a decrease of $794,422, or 64%, from $1,233,130 for the three months ended June 30, 2008 and a decrease of $2,264,507, or 93%, from $2,438,352 for the six months ended June 30, 2008.  We continue to have a net loss and believe the loss will be reduced and profitability will be attained in the future as we bring our products to market.

Liquidity and Capital Resources

The following table summarizes total current assets, total current liabilities and working capital at June 30, 2009 compared to December 31, 2008.

	June 30, 2009	December 31, 2008	Increase / (Decrease)
			$	%

Current Assets	$38,443	$ 128,848	$(90,405)	(70%)

Current Liabilities	$1,526,139	$ 966,459	$559,680	58%

Working Capital (Deficit)	$(1,487,696)	$(837,611)	$650,085	78%

Liquidity is a measure of a company’s ability to meet potential cash requirements.  We have historically met our capital requirements through the issuance of stock and by borrowings.  In the future, we anticipate we will be able to provide the necessary liquidity we need by the revenues generated from the sales of our products.

As of June 30, 2009, we continue to use traditional and/or debt financing to provide the capital we need to run the business.  In the future, we need to generate enough revenues from the sales of our products in order for us to not have to sell additional stock or obtain additional loans.

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

Notes Payable

Further, our indebtedness is comprised of various secured and unsecured notes intended to provide capital for the ongoing manufacturing of our tankless water heaters.  As of December 31, 2008 we had one unsecured note due on demand to a related party for $226,500.  Additionally, we executed three unsecured promissory notes in August for a total of $200,000 that carry a 10% interest rate.  These notes all matured in August of 2009.  In accordance with the terms of default, if the note has not been repaid, we have agreed to issue on the date of maturity restricted shares of our common stock at a price equal to the lesser of 70% of the volume weighted average price of the 30 day average closing price per share as quoted by Bloomberg LP or equivalent quotation system as satisfaction for the note.

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

As of June 30, 2009, we have a $0 cash balance, which prevents us from pursuing our energy efficient product line of business.  With the intention to pursue a line of business focused on energy efficient products during the next twelve months we plan to seek financing opportunities.  We plan to seek additional funding for operations through equity and/or debt or other means that may become available to us.  If we are not able to receive any additional funds, we cannot continue our proposed business operations.

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

Consultants

On January 16, 2009, we entered into a consulting agreement with an individual relating to the installation and testing of the Company’s new Viridian Truly Tank-less Water Heater. The agreement may be terminated by either party for any reason. In exchange for the testing services provided, we agreed to issue 7,500 shares of restricted common stock every ninety days over a one year period. We began issuing the shares of common stock pursuant to the agreement in April 2009.

On January 31, 2009, we entered into a consulting agreement with an individual relating to the installation and testing of the Company’s new Viridian Truly Tank-less Water Heater. The agreement may be terminated by either party for any reason. In exchange for the testing services provided, we agreed to issue 6,250 shares of restricted common stock every ninety days over a two year period. We began issuing the shares of common stock pursuant to the agreement in May 2009.

On February 5, 2009, we entered into a consulting agreement with an individual relating to the installation and testing of the Company’s new Viridian Truly Tank-less Water Heater. In exchange for the testing services provided, we agreed to issue 2,500 shares of restricted common stock every ninety days over a one year period. We began issuing the shares of common stock pursuant to the agreement in May 2009.

On February 5, 2009, we entered into a consulting agreement with an individual relating to the installation and testing of the Company’s new Viridian Truly Tank-less Water Heater. In exchange for the testing services provided, we agreed to issue 2,500 shares of restricted common stock every ninety days over a one year period. We began issuing the shares of common stock pursuant to the agreement in May 2009.

On February 10, 2009, we entered into a consulting agreement with an individual relating to the installation and testing of the Company’s new Viridian Truly Tank-less Water Heater. The agreement may be terminated by either party for any reason. In exchange for the testing services provided, we agreed to issue 10,000 shares of restricted common stock every ninety days over a two year period. We began issuing the shares of common stock pursuant to the agreement in May 2009.

On February 16, 2009, we entered into a consulting agreement with an individual relating to the installation and testing of the Company’s new Viridian Truly Tank-less Water Heater. The agreement may be terminated by either party for any reason. In exchange for the testing services provided, we agreed to issue 5,000 shares of restricted common stock every ninety days over a two year period. We began issuing the shares of common stock pursuant to the agreement in May 2009.

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

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board.  More specifically, FINRA has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission.  Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTC Bulletin Board for failure to timely file twice in a two-year period then we will be ineligible for quotation on the OTC Bulletin Board.  As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.  As of the date of this filing, we have two late filings reported by FINRA.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 3, 2009, we issued 2,500 shares of commons stock to a consultant pursuant to its consulting agreement relating to the installation and testing of the Company’s new Viridian Truly Tank-less Water Heater. In exchange for the testing services provided, we agreed to issue 2,500 shares of restricted common stock every ninety days over a one year period. We believe the issuance of the shares will be exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2).  The shares are to be issued directly by us and do not involve a public offering or general solicitation.  The recipients of the shares were afforded an opportunity for effective access to our files and records of that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients had such knowledge and experience in the Company’s financial and business matters that they were capable of evaluating the merits and risks of their investment.

On April 3, 2009, we issued 2,500 shares of common stock to a consultant pursuant to its consulting agreement relating to the installation and testing of the Company’s new Viridian Truly Tank-less Water Heater. In exchange for the testing services provided, we agreed to issue 2,500 shares of restricted common stock every ninety days over a one year period. We believe the issuance of the shares will be exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2).  The shares are to be issued directly by us and do not involve a public offering or general solicitation.  The recipients of the shares were afforded an opportunity for effective access to our files and records of that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients had such knowledge and experience in the Company’s financial and business matters that they were capable of evaluating the merits and risks of their investment.

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

April 3, 2009, we issued 15,000 shares of common stock to investors for stock subscriptions sold as part of a convertible debenture on December 12, 2008. On April 1, 2009, the Company issued 15,000 shares for stock subscriptions sold as part of a convertible debenture on December 12, 2008. The shares were reported as subscriptions payable at March 31, 2009.

On April 13, 2009, we issued 25,000 shares of common stock for legal services rendered. We believe the issuance of the shares will be exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2).  The shares are to be issued directly by us and do not involve a public offering or general solicitation.  The recipients of the shares were afforded an opportunity for effective access to our files and records of that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients had such knowledge and experience in the Company’s financial and business matters that they were capable of evaluating the merits and risks of their investment.

On April 14, 2009, we issued 7,500 shares of common stock to a consultant as part of a consulting agreement with an individual relating to the installation and testing of the Company’s new Viridian Truly Tank-less Water Heater. On April 14, 2009, the Company issued 7,500 shares of common stock as part of a consulting agreement with an individual relating to the installation and testing of the Company’s new Viridian Truly Tank-less Water Heater.  We believe the issuance of the shares will be exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2).  The shares are to be issued directly by us and do not involve a public offering or general solicitation.  The recipients of the shares were afforded an opportunity for effective access to our files and records of that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients had such knowledge and experience in the Company’s financial and business matters that they were capable of evaluating the merits and risks of their investment.

On April 20, 2009, we issued 5,000 shares of common stock to an investor for stock subscriptions sold as part of a convertible debenture on March 13, 2009.  We believe the issuance of the shares will be exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2).  The shares are to be issued directly by us and do not involve a public offering or general solicitation.  The recipients of the shares were afforded an opportunity for effective access to our files and records of that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients had such knowledge and experience in the Company’s financial and business matters that they were capable of evaluating the merits and risks of their investment.

On May 26, 2009, we issued 6,250 shares of restricted common stock as part of a January 31, 2009 consulting agreement with an individual relating to the installation and testing of the Company’s new Viridian Truly Tank-less Water Heater. We believe the issuance of the shares will be exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2).  The shares are to be issued directly by us and do not involve a public offering or general solicitation.  The recipients of the shares were afforded an opportunity for effective access to our files and records of that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients had such knowledge and experience in the Company’s financial and business matters that they were capable of evaluating the merits and risks of their investment.

On May 6, 2009, we sold 20,000 shares at $0.50 per share to an accredited investor in exchange for proceeds of $10,000, all of which was paid in cash.  The 20,000 shares were issued on May 26, 2009.  We believe the issuance of the shares will be exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2).  The shares are to be issued directly by us and do not involve a public offering or general solicitation.  The recipients of the shares were afforded an opportunity for effective access to our files and records of that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients had such knowledge and experience in the Company’s financial and business matters that they were capable of evaluating the merits and risks of their investment.

On May 26, 2009, we issued 10,000 shares of restricted common stock as part of a February 10, 2009 consulting agreement with an individual relating to the installation and testing of the Company’s new Viridian Truly Tank-less Water Heater.  We believe the issuance of the shares will be exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2).  The shares are to be issued directly by us and do not involve a public offering or general solicitation.  The recipients of the shares were afforded an opportunity for effective access to our files and records of that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients had such knowledge and experience in the Company’s financial and business matters that they were capable of evaluating the merits and risks of their investment.

On May 15, 2009, we sold 100,000 shares at $0.50 per share to an accredited investor in exchange for proceeds of $50,000.  The 100,000 shares were issued on May 26, 2009. We believe the issuance of the shares will be exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2).  The shares are to be issued directly by us and do not involve a public offering or general solicitation.  The recipients of the shares were afforded an opportunity for effective access to our files and records of that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients had such knowledge and experience in the Company’s financial and business matters that they were capable of evaluating the merits and risks of their investment.

On May 26, 2009, we issued 5,000 shares of restricted common stock as part of a February 16, 2009 consulting agreement with an individual relating to the installation and testing of the Company’s new Viridian Truly Tank-less Water Heater.  We believe the issuance of the shares will be exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2).  The shares are to be issued directly by us and do not involve a public offering or general solicitation.  The recipients of the shares were afforded an opportunity for effective access to our files and records of that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients had such knowledge and experience in the Company’s financial and business matters that they were capable of evaluating the merits and risks of their investment.

On May 26, 2009, we issued 5,000 shares of restricted common stock as part of a February 19, 2009 consulting agreement with an individual relating to the installation and testing of the Company’s new Viridian Truly Tank-less Water Heater. We believe the issuance of the shares will be exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2).  The shares are to be issued directly by us and do not involve a public offering or general solicitation.  The recipients of the shares were afforded an opportunity for effective access to our files and records of that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients had such knowledge and experience in the Company’s financial and business matters that they were capable of evaluating the merits and risks of their investment.

On May 26, 2009, we issued 2,500 shares of restricted common stock as part of a February 5, 2009 consulting agreement with an individual relating to the installation and testing of the Company’s new Viridian Truly Tank-less Water Heater.  We believe the issuance of the shares will be exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2).  The shares are to be issued directly by us and do not involve a public offering or general solicitation.  The recipients of the shares were afforded an opportunity for effective access to our files and records of that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients had such knowledge and experience in the Company’s financial and business matters that they were capable of evaluating the merits and risks of their investment.

On May 26, 2009, we issued 2,500 shares of restricted common stock as part of another February 5, 2009 consulting agreement with an individual relating to the installation and testing of the Company’s new Viridian Truly Tank-less Water Heater. The 30,000 shares were issued on June 30, 2009. We believe the issuance of the shares will be exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2).  The shares are to be issued directly by us and do not involve a public offering or general solicitation.  The recipients of the shares were afforded an opportunity for effective access to our files and records of that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients had such knowledge and experience in the Company’s financial and business matters that they were capable of evaluating the merits and risks of their investment.

On May 26, 2009, we issued 5,000 shares for stock subscriptions sold as part of a convertible debenture on March 12, 2009.  We believe the issuance of the shares will be exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2).  The shares are to be issued directly by us and do not involve a public offering or general solicitation.  The recipients of the shares were afforded an opportunity for effective access to our files and records of that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients had such knowledge and experience in the Company’s financial and business matters that they were capable of evaluating the merits and risks of their investment.

On June 1, 2009, we sold 10,194 shares at $0.74 per share to an accredited investor in exchange for proceeds of $5,097.  The 10,194 shares were issued on June 2, 2009. We believe the issuance of the shares will be exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2).  The shares are to be issued directly by us and do not involve a public offering or general solicitation.  The recipients of the shares were afforded an opportunity for effective access to our files and records of that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients had such knowledge and experience in the Company’s financial and business matters that they were capable of evaluating the merits and risks of their investment.

On June 1, 2009, we sold 10,150 shares at $0.50 per share to an accredited investor in exchange for proceeds of $5,075.  The 10,150 shares were issued on June 2, 2009. We believe the issuance of the shares will be exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2).  The shares are to be issued directly by us and do not involve a public offering or general solicitation.  The recipients of the shares were afforded an opportunity for effective access to our files and records of that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients had such knowledge and experience in the Company’s financial and business matters that they were capable of evaluating the merits and risks of their investment.

On June 5, 2009, we sold 20,000 shares at $0.50 per share to an accredited investor in exchange for proceeds of $10,000.  The 20,000 shares were issued on June 30, 2009. We believe the issuance of the shares will be exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2).  The shares are to be issued directly by us and do not involve a public offering or general solicitation.  The recipients of the shares were afforded an opportunity for effective access to our files and records of that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients had such knowledge and experience in the Company’s financial and business matters that they were capable of evaluating the merits and risks of their investment.

On June 10, 2009 the Company sold 30,000 shares at $0.50 per share to an accredited investor in exchange for proceeds of $15,000.  The 30,000 shares were issued on June 30, 2009. We believe the issuance of the shares will be exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2).  The shares are to be issued directly by us and do not involve a public offering or general solicitation.  The recipients of the shares were afforded an opportunity for effective access to our files and records of that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients had such knowledge and experience in the Company’s financial and business matters that they were capable of evaluating the merits and risks of their investment.

On June 30, 2009, we issued 5,000 shares of restricted common stock as part of another March 6, 2009 consulting agreement with an individual relating to the installation and testing of the Company’s new Viridian Truly Tank-less Water Heater. We believe the issuance of the shares will be exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2).  The shares are to be issued directly by us and do not involve a public offering or general solicitation.  The recipients of the shares were afforded an opportunity for effective access to our files and records of that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients had such knowledge and experience in the Company’s financial and business matters that they were capable of evaluating the merits and risks of their investment.

On June 30, 2009, we issued 2,500 shares of restricted common stock as part of another March 11, 2009 consulting agreement with an individual relating to the installation and testing of the Company’s new Viridian Truly Tank-less Water Heater. We believe the issuance of the shares will be exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2).  The shares are to be issued directly by us and do not involve a public offering or general solicitation.  The recipients of the shares were afforded an opportunity for effective access to our files and records of that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients had such knowledge and experience in the Company’s financial and business matters that they were capable of evaluating the merits and risks of their investment.

On June 30, 2009, we issued 2,000 shares of restricted common stock as part of another March 11, 2009 consulting agreement with an individual relating to the installation and testing of the Company’s new Viridian Truly Tank-less Water Heater. We believe the issuance of the shares will be exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2).  The shares are to be issued directly by us and do not involve a public offering or general solicitation.  The recipients of the shares were afforded an opportunity for effective access to our files and records of that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients had such knowledge and experience in the Company’s financial and business matters that they were capable of evaluating the merits and risks of their investment.

On June 30, 2009, we issued 2,500 shares of restricted common stock as part of another March 12, 2009 consulting agreement with an individual relating to the installation and testing of the Company’s new Viridian Truly Tank-less Water Heater. We believe the issuance of the shares will be exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2).  The shares are to be issued directly by us and do not involve a public offering or general solicitation.  The recipients of the shares were afforded an opportunity for effective access to our files and records of that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients had such knowledge and experience in the Company’s financial and business matters that they were capable of evaluating the merits and risks of their investment.

On June 30, 2009, we issued 5,000 shares of restricted common stock as part of another October 13, 2008 consulting agreement with an individual relating to the installation and testing of the Company’s new Viridian Truly Tank-less Water Heater. We believe the issuance of the shares will be exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2).  The shares are to be issued directly by us and do not involve a public offering or general solicitation.  The recipients of the shares were afforded an opportunity for effective access to our files and records of that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients had such knowledge and experience in the Company’s financial and business matters that they were capable of evaluating the merits and risks of their investment.

Subsequent Issuances

On July 6, 2009, we granted 25,000 options as part of a consulting agreement to significant shareholders, exercisable at $1.00 per share over a five year term.  We believe the issuance of the options will be exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2).  The options are to be issued directly by us and do not involve a public offering or general solicitation.  The recipients of the options were afforded an opportunity for effective access to our files and records of that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients had such knowledge and experience in the Company’s financial and business matters that they were capable of evaluating the merits and risks of their investment.

On July 8, 2009, we issued 240,270 shares of our common stock for legal services rendered to the Company.  The shares issued were registered in a Registration Statement on Form S-8 filed on July 1, 2009.

On July 27, 2009, we issued 15,000 shares of our common stock for accounting services rendered to the Company.  The shares issued were registered in a Registration Statement on Form S-8 filed on September 22, 2008.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the quarter ended June 30, 2009.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of our security holders during the fourth quarter of 2008 and as of June 30, 2009.

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

Date: August 19, 2009