Form 10-Q
period 2009-09-30
Noble Innovations Inc
filed 2009-11-23
CIK 1220379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53433

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
Yes ☐    No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on November 16, 2009, was 15,713,558 shares.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Noble Innovations, Inc.
(Development Stage Company)
Consolidated Balance Sheets

	September 30,	December 31,
	2009	2008
Assets	(Unaudited)	(Restated)

Current assets:
Cash	$8,182	$71,660
Inventory	38,443	55,188
Total current assets	46,625	126,848

Equipment, net	55,028	64,344

Other Assets:
Deposits	-	37,550

Total assets	$101,653	$228,742

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$493,338	$364,962
Accrued expenses	137,270	113,597
Accrued salaries, officer	208,094	76,943
Accrued salaries	192,940	126,557
Notes payable, related party	196,500	226,500
Notes payable, net of discount of $43,861 and $132,818 at
September 30, 2009 and December 31, 2008, respectively	200,489	197,182
Deferred Income	39,078	39,078
Total current liabilities	1,467,709	1,144,819

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, 400,000 shares issued and outstanding	400	400
Common stock, $0.001 par value, 50,000,000 shares authorized
14,484,224 and 12,504,340 shares issued and outstanding
as of September 30, 2009 and December 31, 2008, respectively	14,485	12,504
Additional paid-in capital	56,383,725	55,567,828
Subscriptions payable, 589,334 and 15,000 shares at
September 30, 2009 and December 31, 2008, respectively	103,400	10,328
(Deficit) accumulated during development stage	(57,868,066)	(56,507,137)
Total stockholders' equity (deficit)	(1,366,056)	(916,077)

Total liabilities and stockholders' equity (deficit)	$101,653	$228,742

The accompanying notes are an integral part of these financial statements.

Noble Innovations, Inc.
(Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	For the three months ending		For the nine months ending		September 27, 2002
	September 30,		September 30,		(Inception) to
	2009	2008	2009	2008	September 30, 2009
		(Restated)		(Restated)	(Restated)

Revenue	$-	$-	$-	$-	$55,069
Cost of goods sold	-	-	-	-	51,201
	-	-	-	-	3,868

Expenses:
General and administrative	80,927	48,879	193,418	150,831	584,074
Professional fees	149,517	1,863,471	492,907	2,694,561	5,430,222
Promotional and marketing	31,073	37,228	106,957	86,563	288,575
Salaries, officer	59,300	49,800	167,900	359,454	1,139,654
Salaries	31,750	125,815	123,450	593,915	1,052,380
Depreciation	3,105	3,041	9,316	5,512	17,869
Total expenses	355,672	2,128,234	1,093,948	3,890,836	8,512,774

Net operating (loss)	(355,672)	(2,128,234)	(1,093,948)	(3,890,836)	(8,508,906)

Other income (expense):
Interest income	-	-	-	-	3
Interest expense	(54,059)	(2,822)	(172,658)	(2,822)	(218,032)
Financing costs	(39,077)	(1,536,131)	(94,323)	(2,211,881)	(866,970)
Impairment of goodwill	-	-	-	-	(48,274,161)
Total other income (expense)	(93,136)	(1,538,953)	(266,981)	(2,214,703)	(49,359,160)

Net (loss)	$(448,808)	$(3,667,187)	$(1,360,929)	$(6,105,539)	$(57,868,066)

Weighted average number of common shares
outstanding - basic and fully diluted	13,783,918	11,904,502	13,049,249	4,693,359

Net (loss) per share - basic & fully diluted	$(0.03)	$(0.31)	$(0.10)	$(1.30)

The accompanying notes are an integral part of these financial statements.

Noble Innovations, Inc.
(Development Stage Company) Statement of Changes in Stockholders’ Equity (Deficit)

							(Deficit)
							Accumulated
					Additional		During	Total
	Preferred Stock		Common Stock		Paid-in	Subscriptions	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Payable	Stage	(Deficit)

September 27, 2002 - Inception	-	$ -	-	$ -	$ -	$ -	$ -	$ -

Net loss for the period							(325)	(325)

Balance, December 31, 2002	-	-	-	-	-	-	(325)	(325)

Founders shares issued
for cash	-	-	202,500	203	29,797	-		30,000

Net loss for the period							(27,604)	(27,604)

Balance, December 31, 2003	-	-	202,500	203	29,797	-	(27,929)	2,071

Founders shares issued
for cash	-	-	302,500	302	60,198	-		60,500

Net loss for the period							(44,000)	(44,000)

Balance, December 31, 2004	-	-	505,000	505	89,995	-	(71,929)	18,571

Founders shares issued
for cash	-	-	89,798	90	17,870	-		17,960

Net loss for the period							(38,000)	(38,000)

Balance, December 31, 2005	-	-	594,798	595	107,865	-	(109,929)	(1,469)

Noble Innovations, Inc.
(Development Stage Company) Statement of Changes in Stockholders’ Equity (Deficit) [CONTINUED]

Founders shares issued
for cash	-	-	128,487	128	30,569	-		30,697

Donated capital	-	-	-	-	6,500	-		6,500

Shares issued for cash
from private placement	-	-	245,000	245	97,755	-		98,000

Net loss for the period							(65,594)	(65,594)

Balance, December 31, 2006	-	-	968,285	968	242,689	-	(175,523)	68,134

Shares issued for previously
received funds	-	-	25,000	25	(25)	-		-

Shares issued for
services provided	-	-	5,500	6	108,744	-		108,750

Shares purchased and
cancelled	-	-	(748,285)	(748)	(1,752)	-		(2,500)

Prior period adjustment (See Note 10)							(379,835)	(379,835)

Net loss for the period							(746,572)	(746,572)

Balance, December 31, 2007	-	-	250,500	251	349,656	-	(1,301,930)	(952,023)
(as restated)

Noble Innovations, Inc.
(Development Stage Company) Statement of Changes in Stockholders’ Equity (Deficit) [CONTINUED]

Shares issued for cash	-	-	172,800	173	485,922	10,328		496,423

Shares issued for services
services provided	400,000	400	552,911	552	4,487,874	-		4,488,826

Shares issued for merger	-	-	11,528,129	11,528	48,365,616	-		48,377,144

Options granted for services
provided, related party	-	-	-	-	1,793,045	-		1,793,045

Beneficial conversion feature	-	-	-	-	85,715	-		85,715

Prior period adjustment (See Note 10)							(2,518,693)	(2,518,693)

Restated net loss for the period							(52,686,514)	(52,686,514)

Balance, December 31, 2008
(as restated)	400,000	$ 400	12,504,340	$12,504	$55,567,828	$ 10,328	$(56,507,137)	$ (916,077)

Shares issued for cash	-	-	190,344	190	175,310	93,072		268,572

Shares issued for
services provided	-	-	833,020	835	237,338	-		238,173

Options granted for services
provided, related party	-	-	-	-	126,630	-		126,630

Beneficial conversion feature	-	-	-	-	57,055	-		57,055

Shares issued for conversion of debt	-	-	956,520	956	219,564	-		220,520

Net loss for the period							(1,360,929)	(1,360,929)

Balance, September 30, 2009 (Unaudited)	400,000	$ 400	14,484,224	$14,485	$56,383,725	$ 103,400	$(57,868,066)	$(1,366,056)

The accompanying notes are an integral part of these financial statements.

Noble Innovations, Inc.
(Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	For the nine months ended		September 27, 2002
	September 30,		(Inception) to
	2009	2008	September 30, 2009
		(Restated)	(Restated)
Cash flows from operating activities
Net (loss)	$(1,360,929)	$(6,105,539)	$(57,868,066)
Adjustments to reconcile net (loss) to
net cash used in operating activities:
Depreciation	9,316	5,512	17,869
Convertible note issued for services	50,000	-	50,000
Shares issued for services, related party	-	4,256,934	2,363,886
Shares issued for services	238,173	903,800	1,700,640
Shares issued for financing costs	-	65,000	772,647
Amortization of beneficial conversion feature	146,012	-	183,007
Options granted for services	126,630	210,162	1,919,676
Impairment of goodwill	-	-	48,274,161
Decrease (increase) in assets:
Inventory	16,745	(50,640)	(38,443)
Other assets	37,550	(23,249)	-
Increase (decrease) in liabilities:
Accounts payable	128,376	(54,029)	493,338
Accrued expenses	44,193	86,104	157,790
Accrued salaries, officer	131,151	(70,357)	159,982
Accrued salaries	66,383	99,225	241,052
Deferred income	-	20,650	39,078
Net cash used in operating activities	(366,400)	(656,427)	(1,533,383)

Cash flows from investing activities
Purchase of equipment	-	(4,625)	(38,725)
Net cash used in investing	-	(4,625)	(38,725)

Cash flows from financing activities
Proceeds from demand notes, related party	5,000	499,000	704,527
Payments on demand notes, related party	(35,000)	(287,343)	(322,343)
Proceeds from notes payable	70,000	200,000	400,000
Payments on notes payable	(5,650)	-	(5,650)
Proceeds from the sale of common stock	268,572	243,500	799,629
Repurchase of common stock	-	-	(2,500)
Donated capital	-	-	6,500
Net cash provided by financing activities	302,922	655,157	1,580,163

Net increase (decrease) in cash	(63,478)	(5,895)	8,055
Cash - beginning	71,660	6,165	-
Cash acquired in merger	-	127	127
Cash - ending	$8,182	$397	$8,182

Supplemental disclosures:
Interest paid	$2,600	$-	$-
Income taxes paid	$-	$-	$-

Non-cash investing and financing activities:
Stock issued for note payable conversion	$220,521	$-	$337,521
Stock issued for financing costs	$-	$-	$702,834
Stock issued for merger	$-	$48,377,235	$48,377,144
Beneficial conversion feature	$57,055	$-	$48,994
Shares issued for stock payable	$10,328	$-	$10,328

The accompanying notes are an integral part of these financial statements.

Noble Innovations, Inc.
(Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – Basis of presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation.  All such adjustments are of a normal recurring nature.  The results of operations for the interim period are not necessarily indicative of the results to be expected for a full year.  It is suggested that these interim condensed financial statements be read in conjunction with the form 10-K for the year ended December 31, 2008 of Noble Innovations, Inc. (“The Company”).

The Company is considered to be in the development stage as substantially all efforts are being directed towards the research and related development of energy efficient “green” technology and the Company has not generated revenues from these principal business activities.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (the “ASC”). The ASC has become the single source of non-governmental accounting principles generally accepted in the United States (“GAAP”) recognized by the FASB in the preparation of financial statements. The ASC does not supersede the rules or regulations of the Securities and Exchange Commission (“SEC”), therefore, the rules and interpretive releases of the SEC continue to be additional sources of GAAP for the Company. The Company adopted the ASC as of July 1, 2009. The ASC does not change GAAP and did not have an effect on the Company’s financial position, results of operations or cash flows.

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

On May 16, 2007, the Company entered into a three year employment agreement with Mr. James Cole, to serve as its President. Pursuant to the agreement, the Company has agreed to pay Mr. Cole annual compensation of $180,000 in year one; $198,000 in year two; and $218,000 in year three. Further the Company has issued 5,000 shares of its common stock valued at $450,000 which will be amortized over the three year term of the agreement. Additionally, Mr. Cole will have the ability to earn 15,000 shares in the event certain production and sales milestone are achieved. Mr. Cole is further entitled to two (2) cash bonuses of $50,000 each. The first bonus will be earned upon completion of a marketable product and the second upon successful sale and shipment of the product. The compensation in excess of the employment agreement is a result of the fair market value of certain stock awards issued as bonuses. The Company has expensed $108,600 and $63,500 as executive compensation during the three month periods ended September 30, 2009 and 2008, respectively.

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

On July 8, 2008 the Company granted 250,000 options upon the execution of a consulting agreement to significant shareholders, exercisable at $0.40 per share over a five year term. The estimated value using the Black-Scholes pricing Model, based on a volatility rate of 210% and a call option value of $6.7252, was $1,681,292.

On September 18, 2008 the Company issued 250,000 free trading S-8 shares, valued at $1,375,000 for consulting services to significant shareholders.

On September 18, 2008 the Company issued 10,000 free trading S-8 shares to an employee as a bonus for services performed. The fair market value of the shares was $55,000.

On October 6, 2008 the Company granted 25,000 options as part of a consulting agreement to significant shareholders, exercisable at $1.00 per share over a five year term. The terms of the agreement require an additional 75,000 options to be issued in increments of 25,000 shares every ninety days thereafter. The estimated value using the Black-Scholes pricing model, based on a volatility rate of 217% and a call option value of $4.4701, was $111,753.

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

On January 1, 2009 the Company granted 25,000 options as part of a consulting agreement to significant shareholders, exercisable at $1.00 per share over a five year term. The estimated value using the Black-Scholes pricing Model, based on a volatility rate of 263% and a call option value of $0.6203, was $15,507.

Noble Innovations, Inc.
(Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

During the year ended, 2008, the Company received net proceeds of $226,500 from significant shareholders to fund current operations. The unsecured debt is non-interest bearing and due on demand. Imputed interest was deemed immaterial and management hasn’t recorded it as such. During the nine months ending September 30, 2009 the Company repaid $35,000, and received an additional $5,000 on unsecured, non-interest bearing debt from significant shareholders, resulting in a balance of $196,500 as of September 30, 2009. A portion of these debts are disputed, however the full potential liability has been recorded.

The Company has also incurred expenses for consulting services provided from significant shareholders. As of September 30, 2009 the invoices total $68,638 and remain unpaid as presented in accounts payable. A portion of these unpaid invoices are disputed, however the full potential liability has been recorded.

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

On September 30, 2009 the Company granted 25,000 options as part of a consulting agreement to significant shareholders, exercisable at $1.00 per share over a five year term. The estimated value using the Black-Scholes pricing model, based on a volatility rate of 411% and a call option value of $0.2994, was $7,485.

On September 30, 2009 the Company granted 75,000 options as part of a consulting agreement to significant shareholders, exercisable at $1.00 per share over a two year term. The estimated value using the Black-Scholes pricing model, based on a volatility rate of 411% and a call option value of $0.2791, was $20,932.

The Company has unpaid expense reimbursements due to its CEO included in accounts payable. As of September 30, 2009 the unpaid expense reports total $2,502.

Noble Innovations, Inc.
(Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 4 – Notes payable, related parties

Notes payable, related party consists of the following at September 30, 2009 and December 31, 2008, respectively:

	September 30,	December 31,
	2009	2008
Related party - unsecured debt, due on demand for operating expenses advanced from significant shareholders. The debt is non-interest bearing. The lender demanded payment on August 3, 2009 and the debt is yet unpaid.
	$ 196,500	$ 226,500
Less: current portion	196,500	226,500
Long-term debt, less current portion	$ -	$ -

Note 5 – Notes payable

Notes payable consists of the following at September 30, 2009 and December 31, 2008, respectively:

	September 30,	December 31,
	2009	2008
Unsecured, interest free promissory note, maturing on December 3, 2009. In the event of default, the principal is convertible into shares of common stock at a price equal to the greater of seventy percent (70%) of the average price of the Company’s common stock for the thirty (30) days prior to the maturity date or $0.10 per share, whichever is greater.	$ 10,000	$ -

Unsecured, interest free promissory note, maturing on December 3, 2009. In the event of default, the principal is convertible into shares of common stock at a price equal to the greater of seventy percent (70%) of the average price of the Company’s common stock for the thirty (30) days prior to the maturity date or $0.10 per share, whichever is greater.	10,000	-

Noble Innovations, Inc.
(Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

	September 30,	December 31,
	2009	2008

Unsecured promissory note carries a 10% interest rate, maturing on August 12, 2009. In the event of default, the principal is convertible into shares of common stock at a price equal to the greater of seventy percent (70%) of the average price of the Company’s common stock for the thirty (30) days prior to the maturity date or $0.10 per share. The principal and accrued interest in the amount of $110,164 was converted into 478,260 shares on August 12, 2009.	-	100,000

Unsecured promissory note carries a 10% interest rate, maturing on August 12, 2009. In the event of default, the principal is convertible into shares of common stock at a price equal to the greater of seventy percent (70%) of the average price of the Company’s common stock for the thirty (30) days prior to the maturity date or $0.10 per share. On August 7, 2008 the Company issued 5,000 shares, valued at $32,500 as a financing fee. The principal and accrued interest in the amount of $55,178 was converted into 239,130 shares on August 12, 2009.	-	50,000

Unsecured promissory note carries a 10% interest rate, maturing on August 12, 2009. In the event of default, the principal is convertible into shares of common stock at a price equal to the greater of seventy percent (70%) of the average price of the Company’s common stock for the thirty (30) days prior to the maturity date or $0.10 per share. On August 7, 2008 the Company issued 5,000 shares, valued at $32,500, as a financing fee. The principal and accrued interest in the amount of $55,178 was converted into 239,130 shares on August 12, 2009.	-	50,000

Noble Innovations, Inc.
(Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

September 30,	December 31,
2009	2008

Secured convertible note carries a 12% interest rate, maturing on December 12, 2009. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to the greater of fifty percent (50%) of the volume weighted average price of the Company’s common stock for the ten (10) trading days prior to the conversion or $0.10 per share. The debenture is secured by the Company’s fixed assets, and 60,000 shares of the Company’s common stock to be issued in the event of default by the Company. Monthly payments of $250, consisting of $100 of interest and $150 of principal were due on the 15th day of each month. An additional 15,000 shares of the Company’s common stock was issued as part of the agreement.
24,350	30,000

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

Noble Innovations, Inc.
(Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

	September 30,	December 31,
	2009	2008

Unsecured convertible note carries a 10% interest rate, maturing on March 11, 2010. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to the greater of seventy percent (70%) of the volume weighted average price of the Company’s common stock for the ten (10) trading days prior to the conversion or $0.10 per share. An additional 5,000 shares of the Company’s common stock was issued as part of the agreement.	25,000	-

Unsecured convertible note carries a 10% interest rate, maturing on March 12, 2010. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to the greater of seventy percent (70%) of the volume weighted average price of the Company’s common stock for the ten (10) trading days prior to the conversion or $0.10 per share. An additional 5,000 shares of the Company’s common stock was issued as part of the agreement.	25,000	-

Unsecured convertible note carries a 10% interest rate, maturing on February 1, 2010. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to the greater of seventy percent (70%) of the volume weighted average price of the Company’s common stock for the ten (10) trading days prior to the conversion or $0.10 per share. The note was issued in exchange for services rendered.	50,000	-
Total debt	244,350	330,000
Less: discount on beneficial conversion feature	43,861	132,818
Less: current portion	200,489	197,182
Long-term debt, less current portion	$ -	$ -

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

The aforementioned accounting treatment resulted in a bifurcation of the total proceeds received of $200,000 between the value attributed to the debt of $161,966 and the value attributed to the common stock issued of $38,034.

In addition, the Company recognized and measured the embedded beneficial conversion feature present in the convertible debt, by allocating a portion of the proceeds equal to the intrinsic value of the feature to additional paid-in-capital. The intrinsic value of the feature was calculated on the commitment date using the effective conversion price between the detachable common stock issued and the convertible debt. This intrinsic value is limited to the portion of the proceeds allocated to the convertible debt.

The aforementioned accounting treatment resulted in a total debt discount equal to ($43,861) as of September 30, 2009. The discount is amortized from the date of issuance until the stated redemption date of the debt, which is less than a one year period.

According to the terms of the Convertible Promissory Notes, the estimated number of shares that would be received upon conversion was 1,099,279 shares at September 30, 2009.

During the nine months ending September 30, 2009 and 2008, the Company recorded financial expenses in the amount of $146,012 and $-0-, respectively, attributed to the amortization of the aforementioned debt discount.

As of September 30, 2009, 956,520 shares were issued pursuant to debt conversion in exchange for a total of $220,520 principal and accrued interest.

Note 6 – Commitments and contingencies

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

Noble Innovations, Inc.
(Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

On May 21, 2007, the Company entered into a two year employment agreement with L. Fred Huggins to serve as its Vice President of Sales and Marketing. Pursuant to the agreement, the Company has agreed to pay Mr. Huggins annual compensation in the amount of $150,000. Further the Company has agreed to issue 500 shares of its common stock valued at $48,000. Additionally Mr. Huggins will be granted an additional 500 shares at each one year anniversary date of his employment. On March 4, 2009 Mr. Huggins resigned as Vice President of Sales & Marketing. The Company is currently involved in litigation with Mr. Huggins regarding his unpaid compensation. The Company does not believe the outcome will have a material impact on the financial statements, and the accrued compensation is not materially misstated.

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

On July 31, 2008, the Company entered into a three year agreement to lease 6,402 square feet of warehouse space to be used for production purposes. The lease commenced on October 1, 2008. Pursuant to the agreement, the Company agreed to pay monthly payments of $4,740 for the first twelve months with annual increases thereafter. On September 12, 2008 the Company paid a $15,000 security deposit.  The Company failed to make the monthly payments in accordance with the terms of the lease and the leaseholder applied the deposit to the unpaid rents and filed suit on July 23, 2009. The unpaid lease payments have been included in accounts payable, and we don’t believe the outcome will have a material impact on the financial statements.

On October 16, 2009, Cellinium Group, LLC filed a civil lawsuit in the state of Arizona against the Company alleging breach of contract and refusal to pay certain debts. If we are unsuccessful in our defense of the lawsuit we don’t believe the outcome will have a material impact on the financial statements.  As discussed in Note 3, all unpaid Cellinium debts are included in notes payable and accounts payable as of September 30, 2009.

We lease our operating facility in Tempe, Arizona under a month to month operating sublease from one of the Company’s major vendors.  The lease provides for monthly lease payments of $4,100.

Note 7 – Stockholders’ equity (as adjusted for a 1:20 reverse split of common stock on May 20, 2008)

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

Noble Innovations, Inc.
(Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

On December 12, 2008 the Company received proceeds of $30,000 in exchange for the sale of 15,000 shares of the Company’s common stock and a secured convertible note, which carries a 12% interest rate, maturing on December 12, 2009. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty percent (50%) of the volume weighted average price of the Company’s common stock for the ten (10) trading days prior to the conversion. The debenture is secured by the Company’s fixed assets, and 60,000 shares of the Company’s common stock to be issued in the event of default by the Company. Monthly payments of $750, consisting of $300 of interest and $450 of principal are due on the 15th day of each month. The 15,000 shares were issued on April 1, 2009. A beneficial conversion discount valued at $19,672 was recorded against the debt to present the bifurcation of the conversion feature between debt and equity. Amortization expense of $1,024 was recorded during the year ended December 31, 2008, and the unamortized balance of the beneficial conversion feature was $18,648 at December 31, 2008. In addition, the 15,000 shares of common stock were valued at $10,328 and were recorded as a finance expense during the year ended December 31, 2008.

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

Noble Innovations, Inc.
(Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

On February 5, 2009, the Company entered into a consulting agreement with an individual relating to the installation and testing of the Company’s new Viridian Truly Tank-less Water Heater. In exchange for the testing services provided, the Company agreed to issue 2,500 shares of restricted common stock every ninety days over a one year period. The first installment of the shares was to be issued on March 20, 2009, but wasn’t issued until April 1, 2009. The fair market value of the shares was $2,350, which was expensed when granted. The shares were issued on April 3, 2009.

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

On July 8, 2009 the Company received a total of $8,000 as subscriptions payable to three accredited investors in exchange for a total of 32,000 shares of common stock at $0.25 per share. The shares were subsequently issued on October 8, 2009.

On July 8, 2009 the Company issued 240,270 free trading S-8 shares for legal services performed. The fair market value of the shares was $60,068 based on the closing price of the Company’s common stock on the grant date.

On July 22, 2009 the Company issued 15,000 free trading S-8 shares for accounting services performed. The fair market value of the shares was $5,100 based on the closing price of the Company’s common stock on the date of issuance.

On August 19, 2009 the Company issued 239,100 shares of restricted common stock in exchange for $50,000 of principal and $5,178 of accrued interest. The Company initiated the conversion in accordance with the terms of the promissory note.

On August 19, 2009 the Company issued another 239,100 shares of restricted common stock in exchange for $50,000 of principal and $5,178 of accrued interest. The Company initiated the conversion in accordance with the terms of the promissory note.

Noble Innovations, Inc.
(Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

On August 19, 2009 the Company issued 478,260 shares of restricted common stock in exchange for $100,000 of principal and $10,164 of accrued interest. The Company initiated the conversion in accordance with the terms of the promissory note.

On August 19, 2009 the Company issued a total of 256,000 shares of restricted common stock to a total of eleven different consultants in cancellation and full satisfaction of previously issued consulting agreements relating to the installation and testing of the Company’s new Viridian Truly Tank-less Water Heater. The fair market value of the shares totaled $64,000 based on the closing price of the Company’s common stock on the grant date.

On August 19, 2009 the Company issued 31,000 shares of restricted common stock as payment for consulting services. The fair market value of the shares was $7,750 based on the closing price of the Company’s common stock on the grant date.

On September 3, 2009 the Company received $45,000 as subscriptions payable to an accredited investor in exchange for 333,334 shares of common stock at $0.15 per share. The shares were subsequently issued on October 8, 2009.

On September 28, 2009 the Company received a total of $50,400 as subscriptions payable to three accredited investors in exchange for a total of 224,000 shares of common stock at $0.25 per share. The shares were subsequently issued on October 8, 2009.

Note 8 – Stock options and warrants

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

On January 6, 2009 the Company granted 25,000 options as part of a consulting agreement to significant shareholders, exercisable at $1.00 per share over a five year term, with immediate vesting. The estimated value using the Black-Scholes pricing model, based on a volatility rate of 263% and a call option value of $0.6203, was $15,507, which was expensed on the grant date.

Noble Innovations, Inc.
(Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

On April 6, 2009 the Company granted 25,000 options as part of a consulting agreement to significant shareholders, exercisable at $1.00 per share over a five year term, with immediate vesting. The estimated value using the Black-Scholes pricing model, based on a volatility rate of 282% and a call option value of $1.9643, was $49,108, which was expensed on the grant date.

On May 15, 2009 the Company granted 75,000 options as part of a consulting agreement to significant shareholders, exercisable at $1.00 per share over a two year term, with immediate vesting. The estimated value using the Black-Scholes pricing model, based on a volatility rate of 295% and a call option value of $0.4480, was $33,598, which was expensed on the grant date.

On September 30, 2009 the Company granted 25,000 options as part of a consulting agreement to significant shareholders, exercisable at $1.00 per share over a five year term, with immediate vesting. The estimated value using the Black-Scholes pricing model, based on a volatility rate of 411% and a call option value of $0.2994, was $7,485, which was expensed on the grant date.

On September 30, 2009 the Company granted 75,000 options as part of a consulting agreement to significant shareholders, exercisable at $1.00 per share over a two year term, with immediate vesting. The estimated value using the Black-Scholes pricing model, based on a volatility rate of 411% and a call option value of $0.2791, was $20,932, which was expensed on the grant date.

Options and Warrants Cancelled
None.

Options and Warrants Expired
None.

Options and Warrants Exercised
None.

Noble Innovations, Inc.
(Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

The following is a summary of information about the Stock Options and Warrants outstanding at September 30, 2009.

Shares Underlying
Shares Underlying Options and Warrants Outstanding				Options and Warrants Exercisable

Weighted
	Shares	Average	Weighted	Shares	Weighted
	Underlying	Remaining	Average	Underlying	Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$0.10 - 1.00	1,224,000	3.10 years	$0.37	1,224,000	$0.37

The fair value of each option and warrant grant are estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	2009	2008
Average risk-free interest rates	1.45%	2.30%
Average expected life (in years)	2.5	5
Average Volatility	310%	211%

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

The weighted average fair value of options and warrants granted with exercise prices at the current fair value of the underlying stock during the nine months ending September 30, 2009 was approximately $0.63 per option, or warrant.

Noble Innovations, Inc.
(Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

The following is a summary of activity of outstanding stock options under the 2008 Stock Option Plan:

		Weighted
		Average
	Number	Exercise
	Of Shares	Price

Balance, December 31, 2008	275,000	$0.45
Options cancelled	-0-	-0-
Options expired	-0-	-0-
Options vested during the period	949,000	0.35

Balance, September 30, 2009	1,224,000	0.37

Exercisable, September 30, 2009	1,224,000	$0.37

Note 9 - Correction of Errors

The Company intends to restate its previously issued December 31, 2008 financial statements for matters related to the following previously reported items: stock based compensation issued pursuant to various agreements were previously being amortized over the life of the agreement, however, the issuance of stock based compensation should have been expensed in the period granted as the agreements didn’t include a vesting period, or weren’t held in escrow until the terms of the agreement were satisfied. In addition, the Company is restating certain unrecorded liabilities and adjustments to their accounts payable balance for duplicate liabilities. The accompanying financial statements for the nine month period ending September 30, 2009 have been restated to reflect the corrections.  The following is a summary of the restatements for December 31, 2008 as of September 30, 2009:

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

The effect on the Company’s previously issued December 31, 2008 financial statements are summarized as follows:

Noble Innovations, Inc.
(Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Consolidated Balance Sheet as of December 31, 2008:

	Previously Reported	Net Change	Restated
Assets
Current assets
Cash	$ 71,660	$ -	$ 71,660
Inventory	55,188		55,188
Total current assets	126,848	-	126,848

Equipment, net	64,344	-	64,344

Other assets, net	37,550	-	37,550

	$ 228,742	$ -	$ 228,742

Current liabilities
Accounts payable	$ 176,274	$ 188,688	$ 364,962
Accrued expenses	113,597	-	113,597
Accrued salaries, officer	76,943	-	76,943
Accrued salaries	126,557	-	126,557
Notes payable, related party	226,500	-	226,500
Notes payable, net of discount
of $132,818	197,182	-	197,182
Deferred income	39,078	-	39,078
Total current liabilities	956,131	188,688	1,144,819

Stockholders’ (deficit)
Preferred stock	400	-	400
Common stock	12,504	-	12,504
Additional paid-in capital	52,857,988	2,709,840	55,567,828
Subscriptions payable,
15,000 shares	10,328	-	10,328
Accumulated deficit	(53,608,609)	(2,898,528)	(56,507,137)
Total stockholders’ (deficit)	(727,389)	(188,688)	(916,077)

	$ 228,742	$ -	$ 228,742

Noble Innovations, Inc.
(Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Consolidated Statements of Operations as of December 31, 2008:

	Previously Reported	Net Change	Restated

Revenue	$ -	$ -	$ -
Cost of goods sold	-	-	-
	-	-	-

Expenses
General and administrative	254,948	-	254,948
Professional fees	2,043,153	2,521,788	4,564,941
Promotional and marketing	101,612	(3,095)	98,517
Salaries, officer	559,254	206,250	765,504
Salaries	695,200	9,000	704,200
Depreciation	8,553	-	8,553
Total expenses	3,662,720	2,733,943	6,396,663

Net operating (loss)	(3,662,720)	(2,733,943)	(6,396,663)

Other income (expense)
Interest income	-	-	-
Interest expense	(45,374)	-	(45,374)
Financing costs	(704,259)	(68,388)	(772,647)
Impairment of goodwill	(48,274,161)	-	(48,274,161)
Total other income (expense)	(49,023,794)	(68,388)	(49,092,182)

Net loss	$(52,686,514)	$(2,802,331)	$(55,488,845)

Weighted average number of
common shares outstanding
- basic and fully diluted	6,601,141	-	6,601,141

Net (loss) per share - basic
and fully diluted	$(7.98)	$(0.44)	$(8.42)

Noble Innovations, Inc.
(Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Consolidated Statements of Operations for the three months ending September 30, 2008:

	Previously Reported	Net Change	Restated

Revenue	$ -	$ -	$ -
Cost of goods sold	-	-	-
	-	-	-

Expenses
General and administrative	48,879	-	48,879
Professional fees	423,589	1,439,882	1,863,471
Promotional and marketing	37,228	-	37,228
Salaries, officer	87,300	(37,500)	49,800
Salaries	131,815	(6,000)	125,815
Depreciation	3,041	-	3,041
Total expenses	731,852	1,396,382	2,128,234

Net operating (loss)	(731,852)	(1,396,382)	(2,128,234)

Other income (expense)
Interest expense	(2,882)	-	(2,822)
Financing costs	(10,834)	(1,525,297)	(1,536,131)
Total other income (expense)	(13,656)	(1,525,297)	(1,538,953)

Net loss	$(745,508)	$(2,921,679)	$(3,667,187)

Weighted average number of
common shares outstanding
- basic and fully diluted	11,904,502	11,904,502	11,904,502

Net (loss) per share - basic
and fully diluted	$(0.06)	$(0.25)	$(0.31)

Noble Innovations, Inc.
(Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Consolidated Statements of Operations for the nine months ending September 30, 2008:

	Previously Reported	Net Change	Restated

Revenue	$ -	$ -	$ -
Cost of goods sold	-	-	-
	-	-	-

Expenses
General and administrative	150,831	-	150,831
Professional fees	1,180,078	1,514,483	2,694,561
Promotional and marketing	88,178	(1,615)	86,563
Salaries, officer	471,954	(112,500)	359,454
Salaries	611,915	(18,000)	593,915
Depreciation	5,512	-	5,512
Total expenses	2,508,468	1,382,368	3,890,836

Net operating (loss)	(2,508,468)	(1,382,368)	(3,890,836)

Other income (expense)
Interest expense	(2,882)	-	(2,822)
Financing costs	(686,584)	(1,525,297)	(2,211,881)
Total other income (expense)	(689,406)	-	(2,214,703)

Net loss	$(3,197,874)	$(2,907,665)	$(6,105,539)

Weighted average number of
common shares outstanding
- basic and fully diluted	4,693,359	4,693,359	4,693,359

Net (loss) per share - basic
and fully diluted	$(0.68)	$(0.62)	$(1.30)

Note 10 – Subsequent events

On October 8, 2009 the Company issued 589,334 shares of restricted common stock to a total of six shareholders for shares previously recorded as subscriptions payable in the total amount of $103,400 as of September 30, 2009.

Noble Innovations, Inc.
(Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

On October 8, 2009 the Company issued 600,000 shares of restricted common stock in cancellation and full satisfaction of a previously issued consulting agreement related to the installation and testing of the Company’s new Viridian Truly Tank-less Water Heater. The fair market value of the shares was $156,000 based on the closing price of the Company’s common stock on the grant date.

On November 16, 2009 the Company issued 40,000 free trading S-8 shares for accounting services performed. The fair market value of the shares was $2,800 based on the closing price of the Company’s common stock on the grant date.

The company has evaluated subsequent events through the date which this report was filed.

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

Item 2. Management’s Discussion and Analysis and Plan of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this quarterly report. References in the following discussion and throughout this quarterly report to “we”, “our”, “us”, “Noble”, “the Company”, and similar terms refer to Noble Innovations, Inc. unless otherwise expressly stated or the context otherwise requires.

OVERVIEW AND OUTLOOK

Since transitioning our business focus to providing and distributing “green” products, the Company has focused on pursuing various energy efficient technologies and has begun associating ourselves with various associations and societies that emphasize innovative, energy efficient and environmentally sensitive products in the building community. During the fourth quarter of 2007, we showcased our first “green” product; the Viridian Truly Tankless water heater. We are now in the development stage of bringing that product to market, and in November of 2009 received ETL approval by the Underwriters Laboratory (UL). For safety purposes due to combining electricity and water in this device, compliance by ETL to UL 499 Standard for Safety – Electric Heating Appliances was imperative before shipments could begin. The Company is now poised to commence with product sales with respect to their Viridian product line. We also are exploring other uses for the technology, such as, hot tub heating mechanisms and other recreational spa devices.

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

Recent Developments

On November 5, 2009, we issued a press release announcing we received Intertek’s United States ETL (Electrical Testing Lab) Approval for our flagship product, the Viridian Truly Tankless Electric Hot Water Heater.

Result of Operations for the Three and Nine Months Ended September 30, 2009 and 2008

Our new business plan is still in the early stage of development and as a result we have not experienced any revenues or cost of goods related to this change in business operations.

OPERATING EXPENSES:

The following table summarizes selected items from the statement of operations at September 30, 2009 and September 30, 2008.

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2009	2008	$	%	2009	2008	$	%
		(Restated)				(Restated)
Expenses:
General and administrative	$80,927	$48,879	$32,048	66%	$193,418	$150,831	$42,587	28%
Professional fees	149,517	1,863,471	(1,713,954)	(92%)	492,907	2,694,561	(2,201,654)	(82%)
Promotional and marketing	31,073	37,228	(6,155)	(17%)	106,957	86,563	20,394	24%
Salaries, officer	59,300	49,800	9,500	19%	167,900	359,454	(191,554)	(53%)
Salaries	31,750	125,815	(94,065)	(75%)	123,450	593,915	(470,465)	(79%)
Depreciation	3,105	3,041	64	2%	9,316	5,512	3,804	69%
Total Expenses	355,672	2,128,234	(1,772,562)	(83%)	1,093,948	3,890,836	(2,796,888)	(72%)

Net operating (loss)	(355,672)	(2,128,234)	(1,772,562)	(83%)	(1,093,948)	(3,890,836)	(2,796,888)	(72%)

Other income (expense):
Interest expense	(54,059)	(2,822)	51,237	1,816%	(172,658)	(2,822)	169,836	6,018%
Financing costs	(39,077)	(1,536,131)	(1,497,054)	(97%)	(94,323)	(2,211,881)	(2,117,558)	(96%)
Total other income (expense)	(93,136)	(1,538,953)	(1,445,817)	(94%)	(226,981)	(2,214,703)	(1,947,722)	(88%)

Net (loss)	$(448,808)	$(3,667,187)	$(3,218,379)	(88%)	$(1,360,929)	$(6,105,539)	$(4,744,610)	(78%)

General and Administrative Expenses:

General and administrative expenses for the three and nine months ended September 30, 2009 were $80,927 and $193,418, an increase of $32,048, or 66%, from $48,874 for the three months ended September 30, 2008 and an increase of $42,587, or 28%, from $150,831for the nine months ended September 30, 2008. The primary increase in general and administrative expenses was due to the development of our tank-less water heater technology. As we progress toward launching our new tank-less water heater products we expect to incur higher general and administrative expenses as evidenced in the increases shown during the period ended in 2009.

Professional Fees

Professional fees for the three and nine months ended September 30, 2009 were $149,517 and $492,907, a decrease of $1,713,954, or 92%, from $1,863,471 for the three months ended September 30, 2008 and an increase of $2,201,654, or 82%, from $2,694,561 for the nine months ended September 30, 2008. The decrease in professional fees was the result of a decrease in stock based compensation as payment for professional fees.

Promotional and Marketing

Promotional and marketing expenses for the three and nine months ended September 30, 2009 were $31,073 and $106,957, a decrease of $6,155, or 17%, from $37,228 for the three months ended September 30, 2008 and an increase of $20,394, or 24%, from $86,563 for the nine months ended September 30, 2008. The decrease in promotional and marketing expenses for the three months ended in 2009 was the result of reductions implemented to conserve cash during difficult economic periods. As our cash flow position improves we expect to resume spending on promotional and marketing matters. The increase in promotional and marketing in the nine months ended in 2009 was the result of enhanced efforts to disseminate information about our new product line, as well as, our Company financing activities.

Salaries, Officer

Our total officer salaries expenses for the three months ended September 30, 2009 increased by 19% as compared to the same period in 2008 and our total officer salaries for the nine months ended September 30, 2009 decreased by 53% as compared to the same period in 2008. The decrease in officer salaries for the nine months ended in 2009 was due to stock based bonus awards during the period ending in 2008 that were not awarded in the same period in 2009.

Salaries

Salaries for the three and nine months ended September 30, 2009 were $31,750 and $123,450, a decrease of $94,065, or 75%, from $125,815 for the three months ended September 30, 2008 and a decrease of $470,465 or 79%, from $593,915 for the nine months ended September 30, 2008. The decrease in salary expenses for the three months ended September 30, 2009 was due to stock based bonus awards during the period ending 2008 that were not awarded in the same period in 2009, and the loss of one of our highly compensated employees.

Depreciation

Depreciation expenses for the three and nine months ended September 30, 2009 were $3,105 and $9,316, an increase of $64, or 2%, from $3,041 for the three months ended September 30, 2008 and an increase of $3,804, or 69%, from $5,512 for the nine months ended September 30, 2008. Depreciation expenses increased as a result of the acquisition of depreciable assets via the merger with Noble Systems, Inc. on June 18, 2008.

Net Operating (Loss):

The net operating loss for the three and nine months ended September 30, 2009 were $355,672 and $1,093,948, a decrease of $1,772,562, or 83%, from $2,128,234 for the three months ended September 30, 2008 and a decrease of $2,796,888, or 72%, from $3,890,836 for the nine months ended September 30, 2008. The decrease in net operating loss was primarily a result of fewer stock based compensation issuances in the first months of 2009 than in the same period in 2008.

Interest Expense

Interest expense for the three and nine months ended September 30, 2009 was $54,059 and $172,658 as compared to $2,822 for the same periods in 2008. Our interest expense in 2009 was higher because of an increase in loans requiring interest payments and interest expense resulting from the beneficial conversion feature of convertible debt instruments.

Financing Costs

Financing costs for the three and nine months ended September 30, 2009 were $39,077 and $94,323, a decrease of $1,497,054, or 97%, from $1,536,131 for the three months ended September 30, 2008 and a decrease of $2,117,558, or 96%, from $2,211,881 for the nine months ended September 30, 2008. Our financing costs in 2009 were lower because of stock based compensation for services not performed in 2009.

Net (Loss)

Our net loss for the three and nine months ended September 30, 2009 was $448,808 and $1,360,929, a decrease of $3,218,379, or 88%, from $3,667,187 for the three months ended September 30, 2008 and a decrease of $4,744,610, or 78%, from $6,105,539 for the nine months ended September 30, 2008. We continue to have a net loss and believe the loss will be reduced and profitability will be attained in the future as we bring our products to market.

Liquidity and Capital Resources

The following table summarizes total current assets, total current liabilities and working capital at September 30, 2009 compared to December 31, 2008.

	September 30, 2009	December 31, 2008	Increase / (Decrease)
			$	%

Current Assets	$ 46,625	$ 126,848	$ (80,223)	(63%)

Current Liabilities	$ 1,467,709	$ 1,144,819	$322,890	28%

Working Capital (Deficit)	$ (1,421,084)	$(1,017,971)	$403,113	40%

Liquidity is a measure of a company’s ability to meet potential cash requirements.  We have historically met our capital requirements through the issuance of stock and by borrowings.  In the future, we anticipate we will be able to provide the necessary liquidity we need by the revenues generated from the sales of our products.

As of September 30, 2009, we continue to use traditional and/or debt financing to provide the capital we need to run the business. In the future, we need to generate enough revenues from the sales of our products in order for us to not have to sell additional stock or obtain additional loans.

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

Financing.  On August 19, 2009, we executed a promissory note with an individual for the principal amount of $10,000. The promissory note matures and the principal amount is due and payable on November 19, 2009. We agreed that if the promissory note is not paid when due, we will issue shares of our restricted common stock at a 30% discount to the 30 day average closing price per share as quoted by Bloomberg LP or equivalent quotation system or $0.10 per share, whichever is greater.

On September 3, 2009, we executed a promissory note with an individual for the principal amount of $10,000. The promissory note matures and the principal amount is due and payable on December 3, 2009. We agreed that if the promissory note is not paid when due, we will issue shares of our restricted common stock at a 30% discount to the 30 day average closing price per share as quoted by Bloomberg LP or equivalent quotation system or $0.10 per share, whichever is greater.

Satisfaction of our cash obligations for the next 12 months.

During the last year, we capitalized our company with loans from officers and related parties, which had been used for operational expenses in addition to executing promissory notes and convertible notes.

As of September 30, 2009, our cash balance was $8,182. With the intention to pursue a line of business focused on energy efficient products during the next twelve months we plan to seek financing opportunities. We plan to seek additional funding for operations through equity and/or debt or other means that may become available to us. If we are not able to receive any additional funds, we cannot continue our proposed business operations.

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

Consultants

On September 1, 2009, we entered into a consulting agreement with an individual relating to the installation and testing of the Company’s new Viridian Truly Tank-less Water Heater. The agreement may be terminated by either party for any reason. We agreed to compensate the consultant in the form of cash or warrants or common stock equal to 10% of funds invested by the contacts brought to the Company by the consultant.

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

Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (the “ASC”). The ASC has become the single source of non-governmental accounting principles generally accepted in the United States (“GAAP”) recognized by the FASB in the preparation of financial statements. The ASC does not supersede the rules or regulations of the Securities and Exchange Commission (“SEC”), therefore, the rules and interpretive releases of the SEC continue to be additional sources of GAAP for the Company. The Company adopted the ASC as of July 1, 2009. The ASC does not change GAAP and did not have an effect on the Company’s financial position, results of operations or cash flows.

During March 2008, the FASB issued new accounting guidance concerning disclosures about derivative instruments and hedging activities. This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. It is effective for fiscal years and interim periods beginning after November 15, 2008, and was applicable to the Company in the first quarter of fiscal 2009. The adoption of this standard did not have any impact on the Company’s consolidated financial statements.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Noble is and may become involved in various routine legal proceedings incidental to its business. We are a defendant in three matters in litigation, most of which are in the normal course of business. We believe these suits are without merit and intend to defend these litigations in courts of law.

In October 2009, Cellinium Group, LLC filed suit against the Company, Jim Cole (CEO of the Company), Patricia Cole (Mr. Cole’s wife), Fred Huggins (former Vice President of Marketing), and Sandy Huggins (Mr. Huggins’ wife), alleging breach of contract and refusal to pay certain debts. The Company’s attorney does not believe this suit has merit when it comes to the allegations. Currently, the suit is still pending.

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

We anticipate that our products and specifically that of the tankless water heater will be marketed and sold to new residential and commercial construction companies. The strength of residential and commercial construction depends on new housing starts and business investment, which are a function of many factors beyond our control, including interest rates, employment levels, availability of credit and consumer confidence. Downturns in these markets could result in lower revenues and lower profitability. New housing starts declined in 2006, which have continued through 2009 and the pace may continue at lower levels than previously expected and decline further.

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

We believe that current cash on hand and the other sources of liquidity will not be sufficient enough to fund our anticipated expansion of operations through fiscal 2009. We anticipate that we will require up to approximately $5,000,000 to fund our anticipated expansion of operations in energy efficient “green” products over the next twelve months. Additional capital will be required to effectively support the operations and to otherwise implement our overall business strategy.

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

On July 22, 2009, we issued 15,000 shares of our common stock for accounting services rendered to the Company. The shares issued were registered in a Registration Statement on Form S-8 filed on September 22, 2008.

On September 30, 2009, we issued a total of 956,520 shares of our restricted common stock as payment for principal and interest owed pursuant to three (3) promissory notes dated August 12, 2008.

On September 30, 2009, we issued a total of 256,000 shares of restricted common stock to eleven (11) consultants as final payment and for the cancellation of their consulting agreements relating to the installation and testing of the Company’s new Viridian Truly Tank-less Water Heater. The consulting agreements were cancelled effective on September 30, 2009.

On September 30, 2009, we issued 31,000 shares of our restricted common stock to an individual as initial payment pursuant to his consulting agreement dated August 19, 2009.

Subsequent Issuances

On October 8, 2009, we issued 589,334 shares of our restricted common stock to a total of six (6) stockholders for shares previously recorded as subscriptions payable in the total amount of $103,400 as of September 30, 2009.

On October 8, 2009, we issued 600,000 shares of our restricted common stock a consultant as final payment and for the cancellation of his consulting agreement relating to the installation and testing of the Company’s new Viridian Truly Tank-less Water Heater. The consulting agreement was cancelled effective on September 30, 2009.

On November 16, 2009, we issued 40,000 shares of our common stock for accounting services rendered to the Company. The shares issued were registered in a Registration Statement on Form S-8 filed on September 22, 2008.

We believe that the issuance of the restricted shares mentioned above were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipients, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our president and director on several occasions prior to their investment decision.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the quarter ended September 30, 2009.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1	Acquisition and Plan of Merger between Noble Innovations, Inc. and Noble Systems Incorporated		8-K		2-1	06/25/08
3(i)(a)	Articles of Incorporation of XSInventory		SB-2		3(i)(a)	8/27/04
3(i)(b)	Articles of Incorporation of Creative Excess		SB-2		3(i)(b)	8/27/04
3(i)(c)	Articles of Incorporation of Noble Innovations		10-Q	3/31/08	3(i)(c)	6/04/08
3(i)(d)	Certificate of Change		10-Q	3/31/08	3(i)(d)	6/04/08
3(i)(e)	Amendment to Articles of Incorporation		8-K		3(i)(e)	6/25/08
3(i)(f)	Amendment to Articles of Incorporation of		8-K		3(i)(f)	6/25/08
3(ii)(a)	Bylaws of the XSInventory		SB-2		3(ii)(a)	8/27/04
3(ii)(b)	Bylaws of Creative Excess		SB-2		3(ii)(b)	8/27/04
4	Stock Certificate Specimen		SB-2		4(c)	8/27/04
4.2	Certificate of Designation of Series A Preferred Stock		8-K		4	6/25/08
10.1	Restated Lock Up Agreement		SB-2		10.1	8/27/04
10.2	Office Lease		SB-2		10.2	8/27/04
10.3	Renewal Addendum to Office Lease 2005		SB-2		10.3	8/27/04
10.4	User Agreement		SB-2		10.4	8/27/04
10.5	Agent for the Issuer Letter Agreement		SB-2		10.5	8/27/04
10.6	Subscription Agreement		SB-2		10.6	8/27/04
10.7	Termination and Retirement Agreement with Michael Evangelista		8-K		10.7	5/23/07
10.8	Employment Agreement with James Cole		8-K		10.8	5/23/07
10.9	Employment Agreement with Fred Huggins		8-K		10.9	6/27/07
31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X
99.1	Press Release – Announcing the Selection of Executive Advisory Board Member Michael Fouts		10-Q	9/30/08	99.1	11/14/08
99.2	Press Release – Announcing Exhibit at ISH-North America Trade Show		10-Q	9/30/08	99.2	11/14/08
99.3	Press Release – Announcing Partnership with Zoppas Industries for its Heating Element Technology		10-Q	9/30/08	99.3	11/14/08

Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit	Filing date
99.4	Press Release Announcing Viridian Tankless Water Heater as top product for 2008 by leading building industry magazine		10-K	12/31/08	99.1	4/15/09
99.5	Press Release Announcing Brody Hanssen to the Executive Advisory Board		10-K	12/31/08	99.2	4/15/09
99.6	Press Release Announcing Viridian Tankless Water Heater displayed at International Building Industry Show		10-K	12/31/08	99.3	4/15/09
99.7	Press Release Announcing Viridian Tankless Water Heater displaying at Kitchen and Bath Industry Show		10-K	12/31/08	99.4	4/15/09
99.8	Press Release Announcing Viridian Tankless Water Heater displaying at Connection 2009 PHCC Convention		10-K	12/31/08	99.5	4/15/09

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

Date: November 20, 2009