Form 10-K
period 2009-12-31
Noble Innovations Inc
filed 2010-04-16
CIK 1220379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-53433

NOBLE INNOVATIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada	71-0934772
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8380 S. Kyrene Rd.; Unit #104
Tempe, AZ	85284
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number:          (602) 538-4718

Copies of Communications to:
Carl Ranno Law Firm
2733 East Vista Drive
Phoenix, AZ 85032
(602) 493-0369

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2009 (the last business day of the registrant's most recently completed second fiscal quarter) was $63,488,105 based on a share value of $0.55.

The number of shares of Common Stock, $0.001 par value, outstanding on April 15, 2010 was 18,558,419 shares.

NOBLE INNOVATIONS, INC.
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2009

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

In 2007 we discontinued our previous business plans to pursue energy efficient technology that is classified as “green” in nature. On May 16, 2007, we appointed James A. Cole to serve as our new Chief Executive Officer of the Company as well a member of the board of directors. On June 18, 2008 we acquired Noble Systems, Inc. (NSI) to acquire certain patents related to the technology used in the modular heating system of tank-less water heaters. Through these changes, our management intends to pursue and develop products that utilize energy efficient technologies. Our first product and focus has been on the development of a commercially viable tank-less water heating system. The Company is in the process of developing the production process and anticipates being able to bring the product to market in 2010.  As of December 31, 2008, we continue to be classified as a development stage company.

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

Current Business Operations

Since transitioning our business focus to providing and distributing “green” products, the Company has focused on pursuing various energy efficient technologies and has begun associating ourselves with various associations and societies that emphasize innovative, energy efficient and environmentally sensitive products in the building community.  During 2009, we received (“ETL”) certification on our first “green” product; the Viridian Truly Tankless water heater. The ETL Listed Mark is a safety and quality certification accepted by AHJs and retailers across North America as a product's mark of compliance to applicable electrical, gas and other safety standards. The tankless water heaters can be used for whole-house applications.  Since the first debut of the Viridian Tankless water heater we have showcased the product in various shows throughout the country.  We anticipate upon proper funding to be able to begin production during 2010.

On June 18, 2008, we completed an acquisition and plan of merger with Noble Systems Incorporated (“Noble Systems”), a Delaware corporation.  With the acquisition of Noble Systems, we acquired all the outstanding assets of Noble Systems, which consisted of testing machinery and miscellaneous small machine tools used in the development of the Viridian Tankless Water heaters as well as the intellectual property of a provisional patent granted for the water heater.  Pursuant to the acquisition and plan of merger agreement, Noble Systems merged into Noble Innovations, Inc. and we issued 1.15 shares of our common stock for 1 share of Noble Systems issued and outstanding shares.

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

Need for Government Approval of Principal Products

Viridian Truly Tankless water heater has received ETL certification in the State of California for electrical certification.  ETL is the commercial equivalent of the UL certification and, although not receiving ETL certification would not prevent us from selling the Viridian Tankless water heaters, it does help us market our products to a wider array of individual and commercial consumers. Noble was granted the certification during the year ended December 31, 2009.

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

Personnel

During the year ended December 31, 2009, we had three full-time employees.  We entered into an employment agreement with our Chief Executive Officer, James A. Cole during the second quarter of 2007.  The agreement is for a three year term and we agreed to pay Mr. Cole a base salary of $180,000 for the first year, $198,000 for the second year, and $218,000 for the third year of employment.  Also, during the second quarter of 2007, we executed an employment agreement with L. Fred Huggins, to serve as our Vice President of Sales and Marketing.  Mr. Huggins agreed to serve in this position for two years and we agreed to compensate him a base salary of $150,000 per year.  Subsequent to the year ended December 31, 2008, Mr. Huggins resigned from his position as Vice President of Sales and Marketing.

During the first quarter of 2008, we entered into a two year employment agreement with a Director of Engineering, whereby the Company has agreed to annual compensation of $115,000 in addition to an allowance of $500 to $1,000 for individual health insurance until the Company can establish a group plan for its employees. During the fourth quarter we had to dismiss Mr. Sullivan due to economic considerations.

These employees are/were engaged in management, marketing and sales, and administrative services.  Currently, there are no organized labor agreements or union agreements between us and our employees.

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

We believe that current cash on hand and the other sources of liquidity will not be sufficient enough to fund our anticipated expansion of operations through fiscal 2009.  We anticipate that we will require up to approximately $1,000,000 to fund our anticipated expansion of operations in energy efficient “green” products over the next twelve months.  Additional capital will be required to effectively support the operations and to otherwise implement our overall business strategy.

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

We have one individual, our president and chief executive officer, performing the functions of all officers. This individual is responsible for monitoring and ensuring compliance with our internal control procedures. As a result, our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

On December 22, 2009 we received communications from the Division of Corporation Finance of the United States Securities and Exchange Commission regarding our Form 10-K for the Fiscal Year Ended December 31, 2008, filed April 15, 2009, Form 10-Q for the Fiscal Quarter Ended September 30, 2009, filed November 23, 2009, and Form 8-K/A filed September 12, 2008.  We are still in the process of answering the commission’s questions and expect this to be completed during the second quarter of 2010.

ITEM 2.    PROPERTIES

Our corporate office and warehouse is located in Tempe, Arizona, where we are allowed to utilize space from New Vista Technologies, Inc., which is an entity controlled by our major vendor assigned the task of developing our Veridian tankless wanter heater product.  There was no formal lease and we were allowed to utilize the space on a month to month basis.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote at a stockholders meeting of our security holders during the fiscal year ended December 31, 2009.

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

Trading of our common stock did not begin until January 10, 2007 and our common stock has traded infrequently on the OTC.BB, which limits our ability to locate accurate high and low bid prices for each quarter within the last two fiscal years.  Therefore, the following table lists the quotations for the high and low bid prices as reported by a Quarterly Trade and Quote Summary Report of the OTC Bulletin Board since we began trading on January 10, 2007 through December 31, 2009.  The quotations from the OTC Bulletin Board reflect inter-dealer prices without retail mark-up, markdown, or commissions and may not be represent actual transactions.

	December 31, 2009		December 31, 2008
	High	Low	High	Low
1st Quarter	$1.25	$0.34	$4.25	$1.26
2nd Quarter	$2.00	$0.17	$8.50	$0.36
3rd Quarter	$0.75	$0.10	$7.31	$4.00
4th Quarter	$0.32	$0.02	$6.05	$1.26

Holders of Common Stock

As of April 15, 2010, we had approximately 200 stockholders of record of the 18,558,419 shares outstanding.

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

On December 31, 2009 the Company granted 25,000 options as part of a consulting agreement to significant shareholders, exercisable at $1.00 per share over a five year term.
On October 23, 2009 the Company granted 20,000 options as part of a consulting agreement for services performed, exercisable at $0.25 per share over a one year term, with immediate vesting. The estimated value using the Black-Scholes pricing model, based on a volatility rate of 415% and a call option value of $0.0524, was $1,048, which was expensed on the grant date.

On October 23, 2009 the Company granted 10,150 options as part of a consulting agreement for services performed, exercisable at $0.25 per share over a one year term, with immediate vesting.

On October 23, 2009 the Company granted 10,194 options as part of a consulting agreement for services performed, exercisable at $0.25 per share over a one year term, with immediate vesting.

On October 23, 2009 the Company granted 50,000 options as part of a consulting agreement for services performed, exercisable at $0.25 per share over a one year term, with immediate vesting.

On October 23, 2009 the Company granted 50,000 options as part of a consulting agreement for services performed, exercisable at $0.25 per share over a one year term, with immediate vesting.

On October 23, 2009 the Company granted 30,000 options as part of a consulting agreement for services performed, exercisable at $0.25 per share over a one year term, with immediate vesting.

On October 23, 2009 the Company granted 140,000 options as part of a consulting agreement for services performed, exercisable at $0.25 per share over a one year term, with immediate vesting.

On October 23, 2009 the Company granted 20,000 options as part of a consulting agreement for services performed, exercisable at $0.25 per share over a one year term, with immediate vesting.

On October 23, 2009 the Company granted 700,000 options as part of a consulting agreement for services performed, exercisable at $0.25 per share over a one year term, with immediate vesting.

On October 8, 2009 the Company granted 75,000 options as part of a consulting agreement to significant shareholders, exercisable at $1.00 per share over a two year term.

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

The following table sets forth information as of December 31, 2009 regarding outstanding shares granted under the plans, warrants issued to consultants and options reserved for future grant under the plans.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))

Equity compensation plans approved by stockholders	--	$--	--

Equity compensation plans not approved by stockholders	1,630,344	$0.35	3,369,656

Total	1,630,344	$0.35	3,369,656

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

Recent Sales of Unregistered Securities

On December 16, 2009 the Company granted 200,000 shares as a stock subscription in accordance with the default provisions of a convertible debenture issued on December 16, 2008.

On December 12, 2009 the Company granted 60,000 shares as a stock subscription in accordance with the default provisions of a convertible debenture issued on December 12, 2008.

On November 12, 2009 the Company received proceeds of $10,000 in exchange for the sale of 150,000 shares of the Company’s common stock and an unsecured convertible note, which carries a 10% interest rate, maturing on February 12, 2010.

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

Issuance of Options

On January 21, 2010 the Company granted 75,000 options as part of a consulting agreement to significant shareholders, exercisable at $1.00 per share over a two year term, with immediate vesting.

On December 31, 2009 the Company granted 25,000 options as part of a consulting agreement to significant shareholders, exercisable at $1.00 per share over a five year term, with immediate vesting.

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

Subsequent Issuances

On January 21, 2010 the Company sold 750,000 shares at $0.133 per share to a board of director in exchange for total proceeds of $100,000.

On January 28, 2010 the Company sold 250,000 shares at $0.04 per share to an accredited investor in exchange for total proceeds of $10,000.

On January 31, 2010 the Company issued a total of 300,000 shares to two consultants for shares outstanding as a subscription payable balance at December 31, 2009.

On January 31, 2010 the Company issued 100,000 shares, valued at $2,000 for consulting services rendered.

On February 2, 2010 the Company sold 111,111 shares at $0.045 per share to an accredited investor in exchange for total proceeds of $5,000.

On February 15, 2010 the Company issued 150,000 shares of common stock for shares outstanding as a subscription payable balance at December 31, 2009.

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

Issuance pursuant to Form S-8

On July 1, 2009, we filed a registration statement on Form S-8, whereby we registered a total of 240,270 shares.  Pursuant to the Form S-8, we issued 240,270 shares to Stoecklein Law Group for legal services.

As of December 31, 2009, we had no further shares of our common stock available to be issued under the Consultant Stock Plan.

Issuer Purchases of Equity Securities

We did not repurchase any of our securities during the year ended December 31, 2009.

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

OVERVIEW OF CURRENT OPERATIONS

During 2009, we received (“ETL”) certification on our first “green” product; the Viridian Truly Tankless water heater. The ETL Listed Mark is a safety and quality certification accepted by AHJs and retailers across North America as a product's mark of compliance to applicable electrical, gas and other safety standards. The tankless water heaters can be used for whole-house applications.  Since the first debut of the Viridian Tankless water heater we have showcased the product in various shows throughout the country.  We anticipate upon proper funding to be able to begin production during 2010.

Result of Operations for the Years Ended December 31, 2009 and 2008

As a result of our acquisition of NSI in 2008, the financial statements for the years ended December 31, 2009 and 2008 are not directly comparable as the Company had previously been pursing a different line of business during the first half of 2008 than what we are currently pursuing in 2009.  Additionally, our new business plan is still in the early stage of development and as a result we have not experienced any revenues or cost of goods related to this change in business operations.

OPERATING EXPENSES:

The following table summarizes selected items from the statement of operations for the year ended December 31, 2009 compared to the year ended December 31, 2008.

	Years Ended December 31,		Increase/
	2009	2008	(Decrease)

General and administrative	$227,031	$254,949	(11%)

Professional fees	838,747	3,302,203	(75%)

Promotional and marketing	101,401	106,580	22%

Salaries (total)	310,962	1,080,454	(132%)

Depreciation	12,422	8,553	45%

Net operating (loss)	$(1,490,563)	$(4,752,739)	(69%)

General and Administrative expenses:

The general and administrative expenses decreased 11% from $254,949 during the year ended December 31, 2008 as compared to $227,031 for the year ended December 31, 2009.  The primary decrease in general and administrative expenses was due to the Company’s reduction of its overhead.  During 2009 we were able to control overhead by moving into a smaller warehouse and reducing our office and administrative costs.  As we begin production and bring our products to market, we expect to incur higher general and administrative expenses.

Professional fees:

During the year ended December 31, 2009, we incurred $838,747 in professional fees, of which we expensed approximately $571,340 in stock based compensation. In contrast, we incurred $3,302,203 in professional fees, of which we expensed approximately $1,895,644 in stock based compensation for the year ended December 31, 2008.  This amounted to a $2,463,456 decrease from the year ended December 31, 2009 to that of the year ended December 31, 2008.  Professional fees were primarily made up of stock being issued to multiple consultants for services performed for the Company.  In comparison we incurred less professional fees in 2009 compared to 2008 as a result of the diminishing fair market value of our common stock in relation to fixed contractual obligations to be paid in shares of common stock and common stock options.  We expect that we will experience higher professional fees as we continue to utilize consultants’ services.

Salaries and wages:

Our total salary expenses for the year ended December 31, 2009 decreased by 132% as compared to the same period of 2008.  Our decline was a result of the resignation of one of our employees and the dismissal of another during 2009. We currently only employee our CEO, Jim Cole, however we expect to increase our employment base once we begin production.

Net Operating (Loss):

The net operating loss for the year ended December 31, 2009 was $1,490,563 versus a net loss of $4,752,739 for the year ended December 31, 2008, which was a decrease in net loss of $3,262,176 or 69%.  Our total expenses decreased as a result of our inability to bring our product line to market during the housing recession, which has continued through the current period.  Ultimately we have had over all decreases in all of our expenses when comparing the two years, with our largest decreases being professional fees and salaries. These reductions in our expenses attribute to the reduced net operating loss. As we continue in our new pursuit of business, we anticipate we will have to incur increased costs associated with our production.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at December 31, 2009 compared to December 31, 2008.

			Increase / (Decrease)
	December 31, 2009	December 31, 2008	$	%

Current Assets	$38,496	$126,848	$(88,352)	(70%)

Current Liabilities	$1,822,531	$1,170662	$651,869	56%

Working Capital (Deficit)	$(1,784,035)	$(1,043,814)	$740,221	71%

Cash used in our operating activities totaled $403,528.  Our cash position is not currently enough to sustain operations.  Our future capital requirements will depend on many factors, including the expansion of our business in the energy efficient products, established sales of these products, addition of new revenue sources, cost and availability of third-party financing for development, and the legal and administrative expenses.  As we expand our activities in a new business plan, we may continue to experience net negative cash flows from operations.

On November 2, 2009 the Company received $2,500 from an accredited investor in exchange for 55,556 shares of common stock at $0.045 per share.

Notes Payable

On March 3, 2010 the Company issued a promissory note to a member of the board of directors in exchange for a $5,000 loan. The loan carries a 10% interest rate, maturing on June 3, 2010.

On November 12, 2009 the Company received proceeds of $10,000 in exchange for the sale of 150,000 shares of the Company’s common stock and an unsecured convertible note, which carries a 10% interest rate, maturing on February 12, 2010.

On November 9, 2009 the Company received proceeds of $10,000 in exchange for the sale of 100,000 shares of the Company’s common stock and an unsecured convertible note, which carries a 10% interest rate, maturing on May 6, 2010.

Satisfaction of our cash obligations for the next 12 months.

During the 2009 year, we capitalized our company with the issuance of promissory notes and convertible notes, which had been used for operational expenses.  As of December 31, 2009, we had outstanding unsecured loans due on demand with a related party of $196,500 and a secured promissory note for $344,654 issued as settlement in lieu of cash on unpaid accounts payable balances.  Additionally, we executed thirteen unsecured promissory notes in the total amount of $370,850.

As of December 31, 2009, we had available cash of $53, which will not be enough to pursue our energy efficient product line of business.  With the intention to pursue a line of business focused on energy efficient products during the next twelve months we plan to seek financing opportunities.  We plan to seek additional funding for operations through equity and/or debt or other means that may become available to us.  If we are not able to receive any additional funds, we cannot continue our proposed business operations.

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

We entered into an employment agreement with our Chief Executive Officer, James A. Cole during the second quarter of 2007.  The agreement is for a three year term and we agreed to pay Mr. Cole a base salary of $180,000 for the first year, $198,000 for the second year, and $218,000 for the third year of employment.  Also, during the second quarter of 2007, we executed an employment agreement with L. Fred Huggins, to serve as our Vice President of Sales and Marketing.  Mr. Huggins agreed to serve in this position for two years and we agreed to compensate him a base salary of $150,000 per year.  Mr. Huggins resigned from his position during 2009.

During the first quarter of 2008, we entered into a two year employment agreement with a Director of Engineering, whereby the Company has agreed to annual compensation of $115,000 in addition to an allowance of $500 to $1,000 for individual health insurance until the Company could establish a group plan for its employees.  Our Director of Engineering was dismissed in 2009 for economic reasons.  As we continue under our proposed line of business, we may need to hire additional employees.  In the interim, we intend to use the services of independent consultants and contractors to perform various professional services when appropriate. We believe the use of third-party service providers may enhance our ability to contain general and administrative expenses.

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

Critical Accounting Policies

Stock-based compensation

The Company adopted FASB guidance on stock based compensation on October 1, 2005. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

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

In May 2009, the FASB issued ASC 855-10 entitled “Subsequent Events”. Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. ASC 855-10 provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. ASC 855-10 is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively. The adoption of ASC 855-10 did not have a significant effect on the Company’s financial statements. In connection with preparing the accompanying consolidated financial statements for the years ended December 31, 2009, management evaluated subsequent events through the date that such financial statements were issued (filed with the Securities and Exchange Commission).

During March 2008, the FASB issued new accounting guidance concerning disclosures about derivative instruments and hedging activities. This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. It is effective for fiscal years and interim periods beginning after November 15, 2008, and was applicable to the Company beginning January 1, 2009. The adoption of this standard did not have any impact on the Company’s financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-32 of this Form 10-K.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2009 for the following reasons.

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

ITEM 9B.    OTHER INFORMATION

Item 5.02 Departure of Directors or Principal Officers; Election of Directors; Appointments of Principal Officers.

(a)  Election of a Director

On December 8, 2009, the Company elected two new Directors to the Board of Directors, Brian Loiselle and Valerie N. Holmes were elected to indefinite terms with compensation to be determined later as the funds become available.

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

NAME	AGE	POSITION
James Cole	64	Current Chief Executive Officer, Treasurer and Director (1)
Brian L. Loiselle	39	Director (3)
Valerie N. Holmes	56	Director (4)
L. Fred Huggins	60	Vice President of Sales and Marketing (2)

(1)	Upon Mr. Evangelista’s resignation on May 16, 2007, Mr. Cole was appointed as the Company’s CEO, Secretary / Treasurer and Director.
(2)	Mr. L Fred Huggins resigned from his position of Vice President of Sales and Marketing on March 4, 2009.
(3)	Mr. Brian Loiselle was elected to the board of directors on December 8, 2009.
(4)	Mrs. Valerie N. Holmes was elected to the board of directors on December 8, 2009.

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

Brian Loiselle was appointed as the Company’s President, Chief Executive Officer, Secretary, and Treasurer on December 8, 2009.  Currently, Mr. Loiselle serves as a partner and senior loan officer with Strong Mortgage Solutions.  Mr. Loiselle has over fifteen years experience in the financial and building services industry.

Valerie N. Holmes was appointed as the Company’s President, Chief Executive Officer, Secretary, and Treasurer on December 8, 2009.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires executive officers and directors, and persons who beneficially own more than ten percent of an issuer's common stock, which has been registered under Section 12 of the Exchange Act, to file initial reports of ownership and reports of changes in ownership with the SEC.  Executive officers, directors and greater-than-ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that as of December 31, 2009, they were all current in their filings.

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

The Board or management has not established any specific minimum qualifications that a candidate for director must meet in order to be recommended for Board membership.  Rather, the Board or management will evaluate the mix of skills and experience that the candidate offers, consider how a given candidate meets the Board’s current expectations with respect to each such criterion and make a determination regarding whether a candidate should be recommended to the stockholders for election as a Director.  During 2009, the Company received no recommendation for Directors from its stockholders.

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

Stockholder Communications

Any shareholder communications to the Board should be forwarded to the attention of the Company’s Secretary at our offices at 8380 S. Kyrene Rd.; Unit #104, Tempe, Arizona 85284.  Our Secretary will review any communication received from a shareholder, and all material communications from shareholders will be forwarded to the Chairman of the Board, the Board of Directors, or other individual directors as appropriate.

ITEM 11.    EXECUTIVE COMPENSATION

The table below summarizes the total compensation paid or earned by our executive officer, James A. Cole, and our vice president of sales and marketing, L. Fred Huggins, for the fiscal years ended December 31, 2009 and 2008, respectively.  Our directors did not receive any compensation.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	All Other Compensation ($)	Total ($)
James A. Cole
CEO/President/ Director (3)	2008 2009	$69,757 $44,114	$210,054 (4) -0-	$150,000 (5) -0-	-0- -0-	$429,811 $44,114

L. Fred Huggins
Former Vice President of Sales and Marketing (6)	2008 2009	$74,198 $4,644	$320,000 (7) -0-	$64,500 (8) $10,000 (2)	-0- -0-	$458,698 $14,644

(1)
The amounts shown in this column reflect the expense recognized for financial statement reporting purposes for the fiscal year ended December 31, 2009 and 2008, in accordance with FASB ASC 718-10-30-2.

(2)	On February 4, 2009 the Company issued 10,000 shares of free trading common stock, with a fair market value of $10,000 as compensation.
(3)
Upon Mr. Evangelista’s resignation, Mr. Cole was appointed as the Company’s CEO, Secretary / Treasurer and Director.  Mr. Cole executed a three year employment agreement.  For the year ended December 31, 2009, the Company accrued an expense of $260,029 as compensation for Mr. Cole pursuant to his agreement.  For the year ended December 31, 2008, the Company accrued an expense of approximately $76,943 as compensation for Mr. Cole.

(4)
The Company issued 8,079 shares of its common stock as a bonus for services performed to its CEO. The fair market value of the shares is represented in the table above.  The total shares disclosed is adjusted for the 1:20 reverse split of common stock that occurred on May 20, 2008.

(5)	Mr. Cole was granted shares 400,000 shares of its 6% series A non-convertible preferred stock as payment on accrued wages.
(6)
Mr. L. Fred Huggins was appointed as Vice President of Sales and Marketing on May 21, 2007.  Mr. Huggins executed a two year employment agreement.  For the year ended December 31, 2009, the Company accrued an expense of $116,664 as compensation for Mr. Huggins pursuant to his agreement.  For the year ended December 31, 2008, the Company accrued an expense of approximately $103,107 as compensation for Mr. Huggins.  On March 4, 2009, Mr. Huggins resigned from his position.

(7)
The Company issued 500 shares of its common stock as a bonus for services performed by Mr. Huggins.  The fair market value of the shares is represented in the table above.  The total shares disclosed is adjusted for the 1:20 reverse split of common stock that occurred on May 20, 2008.

(8)	Mr. Huggins received shares of free trading stock in lieu of cash on accrued salaries. The fair market value of the shares is represented in the table above.
(9)	Pursuant to Mr. Huggins employment agreement, he was to receive $600 a month for an auto allowance and approximately an additional $626 a month for health insurance.

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

L. Fred Huggins

On May 21, 2007, Noble entered into an employment agreement (“Employment Agreement”) with L. Fred Huggins, to serve as its Vice President of Sales and Marketing.  The Employment Agreement is for two years commencing on May 21, 2007 and expiring on May 21, 2009.  On March 4, 2009, Mr. Huggins resigned from his position with the Company.  Mr. Huggins was entitled to the following compensation pursuant to the Employment Agreement; however, subsequent to the employment agreement being executed, the Company completed a 1:20 reverse stock split so any issuances occurring after the reverse split pursuant to the agreement would be adjusted proportionately.

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

Equity Awards

On February 4, 2009 the Company issued 10,000 shares of free trading common stock, with a fair market value of $10,000 as compensation to Mr. L. Fred Huggins, our vice president of sales and marketing.

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

Board Committees

We do not currently have any committees of the Board of Directors, as our Board consisted of one member during the year ended December 31, 2009. Additionally, due to the nature of our intended business, the Board of Directors does not foresee a need for any committees in the foreseeable future.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on April 15, 2010, held by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers.  The percentage of beneficial ownership for the following table is based on 18,558,419 shares of common stock outstanding as of April 15, 2010.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes (unless footnoted) shares of common stock that the stockholder has a right to acquire within 60 days after April 15, 2010 through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Name of Officer or Director (1)	Number of Common Shares (2)	Percent Beneficially Owned (3)
James Cole, Chief Executive Officer and Director	1,449,329	8%
L. Fred Huggins Vice President of Sales and Marketing (4)	284,250	2%
Directors and Officers as a Group	1,733,579	9%

(1)
As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security).  The address of each person is in the care of the Company.

(2)	Shares reflected are post 1:20 reverse split that occurred in May 2008.
(3)	Figures are rounded to the nearest percent.
(4)	On March 4, 2009, Mr. Huggins resigned from his position.

Name of Beneficial Owners (1)	Number Of Common Shares (2)	Percent Beneficially Owned (3)
Cellinium Group, LLC 4815 E. Carefree Highway #108-621 Cave Creek, AZ 85331	1,145,831	6%
Winfield Exclusive Fund I, LLC 2275 E. Camelback Rd. Ste 400 Phoenix, AZ 85016	690,000	4%
All Beneficial Owners as a Group	1,835,831	10%

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

Fred Huggins

During the first quarter of 2009, we issued a total of 10,000 shares of free trading common stock to the Company’s Vice President of Sales and Marketing as payment in lieu of cash on accrued salaries.

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by M&K CPA, PLLC., for the audit of our annual financial statements and review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2009 and 2008 were $19,000 and $-0-, respectively.

The aggregate fees billed for professional services rendered by Lawrence Scharfman & Co., CPA P.C., for the audit of our annual financial statements and review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2009 and 2008 were $10,000 and $33,000, respectively.

(2) AUDIT-RELATED FEES

The aggregate fees billed by M&K CPA, PLLC., for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements for the fiscal years 2009 and 2008 were $-0- and $-0-, respectively.

The aggregate fees billed by M&K CPA, PLLC., for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements for the fiscal years 2009 and 2008 were $-0- and $-0-, respectively.

(3) TAX FEES

The aggregate fees billed by M&K CPA, PLLC. for professional services rendered by the principal accountant for the fiscal years 2009 and 2008 were $-0- and $-0-, respectively.

The aggregate fees billed by Lawrence Scharfman & Co., CPA P.C. for professional services rendered by the principal accountant for the fiscal years 2009 and 2008 were $-0- and $-0-, respectively.

(4) ALL OTHER FEES

There were no other fees to be billed by M&K CPA, PLLC. for the fiscal years 2009 and 2008 other than the fees described above.

There were no other fees to be billed by Lawrence Scharfman & Co., CPA P.C. for the fiscal years 2009 and 2008 other than the fees described above.

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

NOBLE INOVATIONS, INC.

By:	James Cole, President

Date: April 15, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
	President, Director, Secretary, Treasurer	April 15, 2010
James Cole

	Principal Executive Officer, Principal Financial Officer	April 15, 2010
James Cole

NOBLE INNOVATIONS, INC.

INDEX TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008 AND 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

 To the Board of Directors
 Noble Innovations, Inc.

We have audited the accompanying balance sheets of Competitive Companies, Inc. as of December 31, 2009 and 2008 and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Noble Innovations, Inc. as of December 31, 2009 and 2008, and the results of its operations, changes in stockholders’ equity (deficit) and cash flows for the periods then in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has insufficient working capital, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 /s/ M&K CPAS, PLLC
 www.mkacpas.com
 Houston, Texas
 April 15, 2010

Noble Innovations, Inc.
(Development Stage Company)
Consolidated Balance Sheets

	December 31,
	2009	2008
Assets		(Restated)

Current assets:
Cash	$53	$71,660
Inventory	38,443	55,188
Total current assets	38,496	126,848

Equipment, net	51,922	64,344

Other Assets:
Deposits	-	31,100

Total assets	$90,418	$222,292

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$320,794	$386,881
Accrued expenses	154,326	113,597
Accrued salaries, officer	260,029	76,943
Accrued salaries	153,253	126,557
Notes payable, related party	542,654	226,500
Notes payable, net of discount of $16,953 and $128,894
at December 31, 2009 and 2008, respectively	352,397	201,106
Deposits payable	39,078	39,078
Total current liabilities	1,822,531	1,170,662

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, 400,000 shares issued and outstanding
at December 31, 2009 and 2008, respectively	400	400
Common stock, $0.001 par value, 50,000,000 shares authorized
15,807,308 and 12,504,340 shares issued and outstanding
at December 31, 2009 and 2008, respectively	15,807	12,504
Subscriptions payable, 621,111 and 15,000 shares
at December 31, 2009 and 2008, respectively	18,572	16,500
Additional paid-in capital	8,397,089	7,247,655
(Deficit) accumulated during development stage	(10,163,981)	(8,225,429)
Total stockholders' equity (deficit)	(1,732,113)	(948,370)

Total liabilities and stockholders' (deficit)	$90,418	$222,292

The accompanying notes are an integral part of these financial statements.

Noble Innovations, Inc.
(Development Stage Company)
Consolidated Statements of Operations

			September 27, 2002
	For the year ended December 31,		(Inception) toDecember 31,
	2009	2008	2009
		(Restated)	(Restated)

Revenue	$-	$-	$55,069
Cost of goods sold	-	-	51,201
	-	-	3,868

Expenses:
General and administrative	227,031	254,949	617,687
Professional fees	838,747	3,302,203	5,766,085
Promotional and marketing	101,401	106,580	289,468
Salaries, officer	227,200	409,254	1,198,954
Salaries	83,762	671,200	1,012,692
Depreciation	12,422	8,553	20,975
Total expenses	1,490,563	4,752,739	8,905,861

Net operating (loss)	(1,490,563)	(4,752,739)	(8,901,993)

Other income (expense):
Interest income	-	-	3
Interest expense	(210,124)	(41,355)	(251,479)
Financing costs	(237,865)	(2,129,405)	(1,010,512)
Total other income (expense)	(447,989)	(2,170,760)	(1,261,988)

Net (loss)	$(1,938,552)	$(6,923,499)	$(10,163,981)

Weighted average number of common
shares outstanding - basic and fully diluted	13,712,903	6,601,141

Net (loss) per share - basic & fully diluted	$(0.14)	$(1.05)

The accompanying notes are an integral part of these financial statements.

Noble Innovations, Inc.
(Development Stage Company)
Statement of Changes in Stockholders' Equity (Deficit)

							(Deficit)
							Accumulated
					Additional		During	Total
	Preferred Stock		Common Stock		Paid-in	Subscriptions	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Payable	Stage	(Deficit)

September 27, 2002 - Inception	-	$-	-	$-	$-	$-	$-	$-

Net loss for the period							(325)	(325)

Balance, December 31, 2002	-	-	-	-	-	-	(325)	(325)

Founders shares issued
for cash	-	-	202,500	203	29,797	-		30,000

Net loss for the period							(27,604)	(27,604)

Balance, December 31, 2003	-	-	202,500	203	29,797	-	(27,929)	2,071

Founders shares issued
for cash	-	-	302,500	302	60,198	-		60,500

Net loss for the period							(44,000)	(44,000)

Balance, December 31, 2004	-	-	505,000	505	89,995	-	(71,929)	18,571

Founders shares issued
for cash	-	-	89,798	90	17,870	-		17,960

Net loss for the period							(38,000)	(38,000)

Balance, December 31, 2005	-	-	594,798	595	107,865	-	(109,929)	(1,469)

Founders shares issued
for cash	-	-	128,487	128	30,569	-		30,697

Donated capital	-	-	-	-	6,500	-		6,500

Shares issued for cash
from private placement	-	-	245,000	245	97,755	-		98,000

Net loss for the period							(65,594)	(65,594)

Balance, December 31, 2006	-	-	968,285	968	242,689	-	(175,523)	68,134

Shares issued for previously
received funds	-	-	25,000	25	(25)	-		-

Shares issued for
services provided	-	-	5,500	6	108,744	-		108,750

Shares purchased and
cancelled	-	-	(748,285)	(748)	(1,752)	-		(2,500)

Prior period adjustment (See Note 10)							(379,835)	(379,835)

Net loss for the period							(746,572)	(746,572)

Balance, December 31, 2007	-	-	250,500	251	349,656	-	(1,301,930)	(952,023)
(as restated)

Shares issued for cash	-	-	172,800	173	485,922	16,500		502,595

Shares issued for services
services provided	400,000	400	552,911	552	4,455,977	-		4,456,929

Shares issued for merger	-	-	11,528,129	11,528	91,455	-		102,983

Options granted for services
provided, related party	-	-	-	-	1,793,045	-		1,793,045

Beneficial conversion feature	-	-	-	-	57,450	-		57,450

Imputed interest on related party debt	-	-	-	-	14,150	-		14,150

Prior period adjustment (See Note 10)							(2,518,693)	(2,518,693)

Restated net loss for the period							(4,404,806)	(4,404,806)

Balance, December 31, 2008
(as restated)	400,000	$400	12,504,340	$12,504	$7,247,655	$16,500	$(8,225,429)	$(948,370)

Shares issued for cash	-	-	779,678	778	278,121	1,044		279,943

Shares issued for
services provided	-	-	2,045,030	2,047	512,626	1,028		515,701

Options granted for services
provided, related party	-	-	-	-	145,207	-		145,207

Options granted for services provided	-	-	-	-	37,799	-		37,799

Beneficial conversion feature	-	-	-	-	43,861	-		43,861

Imputed interest on related party debt	-	-	-	-	21,942	-		21,942

Shares issued for conversion of debt	-	-	478,260	478	109,878	-		110,356

Net loss for the period							(1,938,552)	(1,938,552)

Balance, December 31, 2009	400,000	$400	15,807,308	$15,807	$8,397,089	$18,572	$(10,163,981)	$(1,732,113)

The accompanying notes are an integral part of these financial statements.

Noble Innovations, Inc.
(Development Stage Company)
Consolidated Statements of Cash Flows

	For the year ended		September 27, 2002
	December 31,		(Inception) to
	2009	2008	December 31, 2009
		(Restated)	(Restated)
Cash flows from operating activities
Net (loss)	$(1,938,552)	$(6,923,499)	$(10,163,981)
Adjustments to reconcile net (loss) to
net cash used in operating activities:
Depreciation	12,422	8,553	20,975
Convertible note issued for services	50,000	-	50,000
Shares issued for services, related party	-	3,090,304	3,588,304
Shares issued for services	398,334	873,960	1,272,294
Shares issued for financing costs	22,210	96,897	119,107
Amortization of beneficial conversion feature	271,609	36,995	308,604
Options granted for services	183,006	1,793,045	1,976,051
Decrease (increase) in assets:
Inventory	16,745	(18,770)	(38,443)
Other assets	31,100	(11,900)	-
Increase (decrease) in liabilities:
Accounts payable	278,567	81,521	665,448
Accrued expenses	61,249	95,144	174,846
Accrued salaries, officer	183,086	(20,557)	211,917
Accrued salaries	26,696	77,169	201,365
Deposits payable	-	20,650	39,078
Net cash used in operating activities	(403,528)	(800,488)	(1,574,435)

Cash flows from investing activitites
Purchase of equipment	-	(4,625)	(38,725)
Net cash used in investing	-	(4,625)	(38,725)

Cash flows from financing activities
Proceeds from demand notes, related party	6,500	530,000	706,027
Payments on demand notes, related party	(35,000)	(287,343)	(322,343)
Proceeds from notes payable	95,500	333,924	429,424
Payments on notes payable	(6,150)	-	(6,150)
Proceeds from the sale of common stock	271,071	293,900	802,128
Repurchase of common stock	-	-	(2,500)
Donated capital	-	-	6,500
Net cash provided by financing activities	331,921	870,481	1,613,086

Net increase (decrease) in cash	(71,607)	65,368	(74)
Cash - beginning	71,660	6,165	-
Cash acquired in merger	-	127	127
Cash - ending	$53	$71,660	$53

Supplemental disclosures:
Interest paid	$2,850	$-	$-
Income taxes paid	$-	$-	$-

Non-cash investing and financing activities:
Stock issued for note payable conversion	$11,020	$117,000	$128,020
Stock issued for financing costs	$22,210	$96,897	$119,107
Stock issued for merger	$-	$48,377,144	$48,377,144
Beneficial conversion feature	$65,683	$48,994	$114,677
Stock issued for subscriptions payable	$10,328	$-	$10,328

The accompanying notes are an integral part of these financial statements.

Nobel Innovations, Inc.
 (Development Stage Company)

Notes to Consolidated Financial Statements

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

In 2007 we discontinued our previous business plans to pursue energy efficient technology that is classified as “green” in nature. On May 16, 2007, we appointed James A. Cole to serve as our new Chief Executive Officer of the Company as well a member of the board of directors. On June 18, 2008 we acquired Noble Systems, Inc. (NSI) to acquire certain patents related to the technology used in the modular heating system of tank-less water heaters. Through these changes, our management intends to pursue and develop products that utilize energy efficient technologies. Our first product and focus has been on the development of a commercially viable tank-less water heating system. The Company is in the process of developing the production process and anticipates being able to bring the product to market in 2010.

Basis of presentation
The consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US currency have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.

The Company is considered to be in the development stage as substantially all efforts are being directed towards the research and related development of energy efficient “green” technology and the Company has not generated revenues from these principal business activities.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Creative Excess, Inc. ("Creative") and Noble Systems, Inc. (“NSI”). All significant inter-company accounts and transactions have been eliminated.

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

Nobel Innovations, Inc.
 (Development Stage Company)

Notes to Consolidated Financial Statements

Impairment of long-lived assets
The Company’s long-lived assets are reviewed annually for impairment and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. In 2009 and 2008, no impairment losses were identified.

Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill is not amortized, but rather is subject to an annual impairment test. The Company performs an annual impairment test during the fourth quarter of each fiscal year, or more frequently if impairment indicators are present. The Company operates in one operating segment, and this segment comprises its only reporting unit. No impairment losses were identified and expensed at December 31, 2009 and 2008, respectively. The Company, however, would have recognized an impairment on goodwill in the amount of $48,274,161 at December 31, 2008, but due to the related party nature of the acquisition the amount was recognized as additional paid in capital and there was no impact to the statement of operations.

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

Nobel Innovations, Inc.
 (Development Stage Company)

Notes to Consolidated Financial Statements

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

Advertising Costs
The Company expenses the cost of advertising as incurred. Advertising expense was $-0- and $37,312 for the years ended December 31, 2009 and 2008, respectively.

Basic and diluted loss per share
The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For 2009 and 2008, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Stock-based compensation
The Company adopted FASB guidance on stock based compensation on October 1, 2005. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Stock and stock options issued for services and compensation totaled $603,550 and $2,803,742 for the years ended December 31, 2009 and 2008, respectively.

Recently Issued Accounting Pronouncements
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

Nobel Innovations, Inc.
 (Development Stage Company)

Notes to Consolidated Financial Statements

In May 2009, the FASB issued ASC 855-10 entitled “Subsequent Events”. Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. ASC 855-10 provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. ASC 855-10 is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively. The adoption of ASC 855-10 did not have a significant effect on the Company’s financial statements. In connection with preparing the accompanying consolidated financial statements for the years ended December 31, 2009, management evaluated subsequent events through the date that such financial statements were issued (filed with the Securities and Exchange Commission).

During March 2008, the FASB issued new accounting guidance concerning disclosures about derivative instruments and hedging activities. This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. It is effective for fiscal years and interim periods beginning after November 15, 2008, and was applicable to the Company beginning January 1, 2009. The adoption of this standard did not have any impact on the Company’s financial statements.

Note 2 – Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, and incurred substantial costs and expenses in those efforts. As a result, the Company incurred accumulated net losses from September 27, 2002, (inception) through the year ended December 31, 2009 of $10,163,981, had a working capital deficiency of $1,784,035 at December 31, 2009, and have realized continued losses from cash used for operating activities. In addition, the Company’s development activities since inception have been financially sustained through equity financing.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

Note 3 – Business combination

On June 18, 2008 the Company entered into an acquisition agreement and plan of merger whereby the Company acquired the remaining 95% outstanding interest of Noble Systems, Inc. (NSI) in exchange for stock on a 1.15 to 1 basis, resulting in the issuance of 11,498,107 shares.  The fair market value of the shares was $47,717,144. The Company had acquired the original 5% interest from an NSI shareholder on April 17, 2008 in exchange for 600,000 shares of common stock at a fair market value of $660,000. The total fair value of the consideration was $48,377,144.

Nobel Innovations, Inc.
 (Development Stage Company)

Notes to Consolidated Financial Statements

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

The unaudited supplemental pro forma results of operations of the combined entity had the acquisition date been January 1, 2008 would be as follows:

Nobel Innovations, Inc.
 (Development Stage Company)

Notes to Consolidated Financial Statements

For the year ending December 31, 2008

(Unaudited)
Expenses:
General and administrative	$255,098
Professional fees	3,307,951
Promotional and marketing	100,131
Salaries, officer	409,254
Salaries	671,200
Depreciation	13,025
Total Expenses	4,756,659

Net operating (loss)	(1,923,709)

Other expenses:
Interest expense	(45,374)
Financing costs	(2,129,405)
Impairment of goodwill	(48,274,161)
Total other expenses	(50,448,940)

Net (loss)	$(55,205,599)

Weighted average number of common shares
Outstanding – basic and fully diluted	11,951,136

Net (loss) per share – basic and fully diluted (a)	$(4.62)

(a) Adjusted to reflect a 1 for 20 reverse split of the common stock effective May 20, 2008.

Management believes the patents and other assets acquired will enable the Company to enhance their product line and enable the Company to bring those products to market sooner.

Note 4 – Related party

On December 8, 2009, the Company elected two new Directors to the Board of Directors, Brian Loiselle and Valerie N. Holmes were elected to indefinite terms with compensation to be determined later as the funds become available.

From time to time the Company has unpaid expense reimbursements due to its CEO included in accounts payable. The unpaid expense reimbursements total $-0- as of December 31, 2009.

Nobel Innovations, Inc.
 (Development Stage Company)

Notes to Consolidated Financial Statements

On December 31, 2009 the Company granted 25,000 options as part of a consulting agreement to significant shareholders, exercisable at $1.00 per share over a five year term. The estimated value using the Black-Scholes pricing model, based on a volatility rate of 428% and a call option value of $0.199, was $498.

On October 8, 2009 the Company granted 75,000 options as part of a consulting agreement to significant shareholders, exercisable at $1.00 per share over a two year term. The estimated value using the Black-Scholes pricing model, based on a volatility rate of 413% and a call option value of $0.2411, was $18,079.

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

The Company has also incurred expenses for consulting services provided from significant shareholders. As of December 31, 2009 the invoices total $81,138 and remain unpaid as presented in accounts payable. A portion of these unpaid invoices are disputed, however the full potential liability has been recorded.

On April 6, 2009 the Company granted 25,000 options as part of a consulting agreement to significant shareholders, exercisable at $1.00 per share over a five year term. The estimated value using the Black-Scholes pricing model, based on a volatility rate of 282% and a call option value of $1.9643, was $49,108.

During the year ended, 2008, the Company received net proceeds of $226,500 from significant shareholders to fund current operations. The unsecured debt is non-interest bearing and due on demand. During the year ended December 31, 2009 the Company repaid $35,000, and received an additional $5,000 on unsecured, non-interest bearing debt from significant shareholders, resulting in a balance due of $196,500. A portion of these debts are disputed, however the full potential liability has been recorded.

On January 1, 2009 the Company granted 25,000 options as part of a consulting agreement to significant shareholders, exercisable at $1.00 per share over a five year term. The estimated value using the Black-Scholes pricing Model, based on a volatility rate of 263% and a call option value of $0.6203, was $15,507.

Nobel Innovations, Inc.
 (Development Stage Company)

Notes to Consolidated Financial Statements

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

Nobel Innovations, Inc.
 (Development Stage Company)

Notes to Consolidated Financial Statements

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

On May 21, 2007, the Company entered into a two year employment agreement with L. Fred Huggins to serve as its Vice President of Sales and Marketing. Pursuant to the agreement, the Company had agreed to pay Mr. Huggins annual compensation in the amount of $150,000. Further the Company had agreed to issue 500 shares of its common stock valued at $48,000. Additionally Mr. Huggins was to be granted an additional 500 shares at each one year anniversary date of his employment. Mr. Huggins resigned on March 12, 2009.

On May 16, 2007, the Company entered into a termination and retirement agreement with Michael Evangelista, the sole officer. Pursuant to the agreement, the Company agreed to pay Mr. Evangelista a payment of $2,500 and in exchange for the return all of his outstanding shares totaling 748,285 as adjusted for the 1:20 reverse stock split on May 20, 2008.

On May 16, 2007, the Company entered into a three year employment agreement with Mr. James Cole, to serve as its President. Pursuant to the agreement, the Company has agreed to pay Mr. Cole annual compensation of $180,000 in year one; $198,000 in year two; and $218,000 in year three. Further the Company has issued 5,000 shares of its common stock valued at $450,000. Additionally, Mr. Cole will have the ability to earn 15,000 shares in the event certain production and sales milestone are achieved. Mr. Cole is further entitled to two (2) cash bonuses of $50,000 each. The first bonus will be earned upon completion of a marketable product and the second upon successful sale and shipment of the product. The compensation in excess of the employment agreement is a result of the fair market value of certain stock awards issued as bonuses. The Company has expensed $227,200 and $409,254 as executive compensation during the years ended December 31, 2009 and 2008, respectively.

Note 5 – Inventory

Inventory at December 31, 2009 and 2008, consisted of the following:

	December 31,
	2009	2008

Raw Materials	$38,443	$55,188

Nobel Innovations, Inc.
 (Development Stage Company)

Notes to Consolidated Financial Statements

Note 6 – Equipment

Equipment consisted of the following:

	December 31,
	2009	2008

Manufacturing equipment	$38,725	$38,725
Office equipment	34,172	34,172
Total assets	72,897	72,897

Less accumulated depreciation	(20,975)	(8,553)
	$51,922	$64,344

Depreciation expense totaled $12,422 and $8,553 for 2009 and 2008, respectively.

Note 7 – Other assets

Other assets consist of the following:

	December 31,
	2009	2008

Security deposit on lease	$-	$15,000
Deposit on trade shows	-	16,100
	$-	$31,100

Note 8 – Notes payable, related parties

Notes payable, related party consists of the following at December 31, 2009 and 2008, respectively:

Nobel Innovations, Inc.
 (Development Stage Company)

Notes to Consolidated Financial Statements

	December 31,
	2009	2008
Related party – secured convertible promissory note, bearing interest at 12%, matures on June 30, 2010 for unpaid accounts payable invoices due to the Company’s major vendor and warehouse lessor. The principal is convertible into shares of common stock at a price equal to the lesser of the average price of the Company’s common stock for the fifteen (15) trading days prior to the maturity date, or the greater of $0.10 per share. Accrued interest is convertible into shares of common stock at a price equal to the lesser of the average price of the Company’s common stock for the fifteen (15) trading days prior to the maturity date, or $0.03 per share, whichever is greater.
	$344,654	$-

Related party – unsecured promissory note carries a 10% interest rate, maturing on March 23, 2010. The principal is convertible into shares of common stock at a price equal to seventy percent (70%) of the average price of the Company’s common stock for the thirty (30) trading days prior to the maturity date, or $0.05 per share, whichever is greater.	1,500	-

Related party - unsecured debenture, due on demand for operating expenses advanced from significant shareholders. The debenture is non-interest bearing.	196,500	226,500
Total debt	542,654	226,500
Less: current portion	542,654	226,500
Long-term debt, less current portion	$-	$-

Note 9 – Notes payable

Notes payable consists of the following at December 31, 2009 and 2008, respectively:

	December 31,	December 31,
	2009	2008
Unsecured, promissory note, bearing interest at 10%, maturing on December 4, 2010. The principal is convertible into shares of common stock at a price equal to seventy percent (70%) of the average price of the Company’s common stock for the thirty (30) trading days prior to the maturity date, or $0.10 per share, whichever is greater.	$3,000	$-

Unsecured, promissory note, bearing interest at 10%, maturing on October 19, 2010. The principal is convertible into shares of common stock at a price equal to seventy percent (70%) of the average price of the Company’s common stock for the thirty (30) trading days prior to the maturity date, or $0.10 per share, whichever is greater.	2,500	-

Nobel Innovations, Inc.
 (Development Stage Company)

Notes to Consolidated Financial Statements

Unsecured, promissory note, bearing interest at 10%, maturing on May 6, 2010. The principal is convertible into shares of common stock at a price equal to seventy percent (70%) of the average price of the Company’s common stock for the thirty (30) trading days prior to the maturity date, or $0.10 per share, whichever is greater.	10,000	-

Unsecured, promissory note, bearing interest at 10%, maturing on February 12, 2010. The principal is convertible into shares of common stock at a price equal to seventy percent (70%) of the average price of the Company’s common stock for the thirty (30) trading days prior to the maturity date, or $0.05 per share, whichever is greater.	10,000	-

Unsecured, interest free promissory note, maturing on December 3, 2009. In the event of default, the principal is convertible into shares of common stock at a price equal to the greater of seventy percent (70%) of the average price of the Company’s common stock for the thirty (30) days prior to the maturity date or $0.10 per share, whichever is greater.	10,000	-

Unsecured, interest free promissory note, maturing on December 3, 2009. In the event of default, the principal is convertible into shares of common stock at a price equal to the greater of seventy percent (70%) of the average price of the Company’s common stock for the thirty (30) days prior to the maturity date or $0.10 per share, whichever is greater.	10,000	-

Unsecured promissory note carries a 10% interest rate, maturing on August 12, 2009. In the event of default, the principal is convertible into shares of common stock at a price equal to the greater of seventy percent (70%) of the average price of the Company’s common stock for the thirty (30) days prior to the maturity date.	100,000	100,000

Nobel Innovations, Inc.
 (Development Stage Company)

Notes to Consolidated Financial Statements

Unsecured promissory note carries a 10% interest rate, maturing on August 12, 2009. In the event of default, the principal is convertible into shares of common stock at a price equal to the greater of seventy percent (70%) of the average price of the Company’s common stock for the thirty (30) days prior to the maturity date. On August 7, 2008 the Company issued 5,000 shares, valued at $32,500 as a financing fee. The principal and accrued interest in the amount of $55,178 was converted into 239,130 shares on August 12, 2009.	-	50,000

Unsecured promissory note carries a 10% interest rate, maturing on August 12, 2009. In the event of default, the principal is convertible into shares of common stock at a price equal to the greater of seventy percent (70%) of the average price of the Company’s common stock for the thirty (30) days prior to the maturity date. On August 7, 2008 the Company issued 5,000 shares, valued at $32,500, as a financing fee. The principal and accrued interest in the amount of $55,178 was converted into 239,130 shares on August 12, 2009.	-	50,000

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
	23,850	30,000

Nobel Innovations, Inc.
 (Development Stage Company)

Notes to Consolidated Financial Statements

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
	100,000	100,000

Unsecured convertible note carries a 10% interest rate, maturing on March 11, 2010. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to the greater of seventy percent (70%) of the volume weighted average price of the Company’s common stock for the ten (10) trading days prior to the conversion or $0.10 per share. An additional 5,000 shares of the Company’s common stock was issued as part of the agreement.	25,000	-

Unsecured convertible note carries a 10% interest rate, maturing on March 12, 2010. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to the greater of seventy percent (70%) of the volume weighted average price of the Company’s common stock for the ten (10) trading days prior to the conversion or $0.10 per share. An additional 5,000 shares of the Company’s common stock was issued as part of the agreement.	25,000	-

Unsecured convertible note carries a 10% interest rate, maturing on February 1, 2010. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to the greater of seventy percent (70%) of the volume weighted average price of the Company’s common stock for the ten (10) trading days prior to the conversion or $0.10 per share. The note was issued in exchange for services rendered.	50,000	-
Total debt	369,350	330,000
Less: discount on beneficial conversion feature	16,953	128,894
Less: current portion	352,397	201,106
Long-term debt, less current portion	$-	$-

Nobel Innovations, Inc.
 (Development Stage Company)

Notes to Consolidated Financial Statements

The Company allocated the total proceeds between the convertible debt and the stock issuances (which are recorded as additional paid-in-capital) based on the relative fair values of the two securities at the time of issuance. The aforementioned allocation resulted in a discount on the convertible debt.

The aforementioned accounting treatment resulted in a bifurcation of the total proceeds received of $220,000 between the value attributed to the debt of $161,966 and the value attributed to the common stock issued of $46,906.

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

The aforementioned accounting treatment resulted in a total debt discount equal to ($14,349) as of December 31, 2009. The discount is amortized from the date of issuance until the stated redemption date of the debt, which is less than a one year period.

According to the terms of the Convertible Promissory Notes, the estimated number of shares that would be received upon conversion was 6,331,575 shares at December 31, 2009.

During the years ended December 31, 2009 and 2008, the Company recorded financial expenses in the amount of $184,150 and $36,995, respectively, attributed to the amortization of the aforementioned debt discount.

As of December 31, 2009, 478,260 shares were issued pursuant to debt conversion in exchange for a total of $110,356, including principal and interest.

Nobel Innovations, Inc.
 (Development Stage Company)

Notes to Consolidated Financial Statements

Note 10 – Commitments and contingencies

On October 16, 2009, Cellinium Group, LLC filed a civil lawsuit in the state of Arizona against the Company alleging breach of contract and refusal to pay certain debts. If we are unsuccessful in our defense of the lawsuit we don’t believe the outcome will have a material impact on the financial statements.  As discussed in Note 3, all unpaid Cellinium debts are included in notes payable and accounts payable as of December 31, 2009.

On July 31, 2008, the Company entered into a three year agreement to lease 6,402 square feet of warehouse space to be used for production purposes. The lease commenced on October 1, 2008. Pursuant to the agreement, the Company has agreed to pay monthly payments of $4,740 for the first twelve months with annual increases thereafter. On September 12, 2008 the Company paid a $15,000 security deposit, which was applied to unpaid rents when the agreement was terminated during 2009.

On January 1, 2008, the Company entered into a two year employment agreement with a Director of Engineering. Pursuant to the agreement, the Company had agreed to pay an annual compensation in the amount of $115,000. In addition, the Company had agreed to provide an allowance of $500 to $1,000 monthly to enroll in an individual health insurance program until the Company can establish a group plan for its employees. The agreement was terminated on June 8, 2009.

We lease our operating facility in Tempe, Arizona under a month to month operating sublease from one of the Company’s major vendors.  The lease provides for monthly lease payments of $4,100.

Lease expense totaled $94,733 and $82,695 during 2009 and 2008, respectively.

On May 21, 2007, the Company entered into a two year employment agreement with L. Fred Huggins to serve as its Vice President of Sales and Marketing. Pursuant to the agreement, the Company had agreed to pay Mr. Huggins annual compensation in the amount of $150,000. Further the Company had agreed to issue 500 shares of its common stock valued at $48,000 which will be amortized over the two year term of the agreement. Additionally Mr. Huggins would have been granted an additional 500 shares at each one year anniversary date of his employment. On March 12, 2009 Mr. Huggins resigned as Vice President of Sales & Marketing. The Company is currently in negotiations with Mr. Huggins to satisfy his unpaid compensation. The Company does not believe the results of this will be unfavorable and the accrued compensation is not materially misstated at December 31, 2009.

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

Nobel Innovations, Inc.
 (Development Stage Company)

Notes to Consolidated Financial Statements

Note 11 – Stockholders’ equity (as adjusted for a 1:20 reverse split of common stock on May 20, 2008)

The Company is authorized to issue 10,000,000 shares of it $0.001 par value preferred stock and 50,000,000 shares of its $0.001 par value common stock.

On December 16, 2009 the Company granted 200,000 shares as a stock subscription in accordance with the default provisions of a convertible debenture issued on December 16, 2008. The fair market value of the subscription payable is $6,000.

On December 12, 2009 the Company granted 60,000 shares as a stock subscription in accordance with the default provisions of a convertible debenture issued on December 12, 2008. The fair market value of the subscription payable is $1,200.

On November 12, 2009 the Company received proceeds of $10,000 in exchange for the sale of 150,000 shares of the Company’s common stock and an unsecured convertible note, which carries a 10% interest rate, maturing on February 12, 2010. The principal and accrued interest is convertible into shares of common stock at a price equal to seventy percent (70%) of the average price of the Company’s common stock for the thirty (30) trading days prior to the conversion or $0.05 per share, whichever is greater. The 150,000 shares were recorded as a subscription payable at November 12, 2009 as a finance expense and were valued at $5,122. The shares remain unissued as of April 15, 2010. A beneficial conversion discount valued at $4,878 was recorded against the debt to present the bifurcation of the conversion feature between debt and equity.

On November 9, 2009 the Company received proceeds of $10,000 in exchange for the sale of 100,000 shares of the Company’s common stock and an unsecured convertible note, which carries a 10% interest rate, maturing on May 6, 2010. The principal and accrued interest is convertible into shares of common stock at a price equal to seventy percent (70%) of the average price of the Company’s common stock for the thirty (30) trading days prior to the conversion or $0.10 per share, whichever is greater. The 100,000 shares were recorded as a subscription payable at November 9, 2009 as a finance expense and were valued at $3,750. The shares were issued on February 5, 2010. A beneficial conversion discount valued at $3,750 was recorded against the debt to present the bifurcation of the conversion feature between debt and equity.

On November 2, 2009 the Company received $2,500 from an accredited investor in exchange for 55,556 shares of common stock at $0.045 per share.

On October 28, 2009 the Company issued 40,000 free trading S-8 shares for accounting services performed. The fair market value of the shares was $2,800 based on the closing price of the Company’s common stock on the grant date.

Nobel Innovations, Inc.
 (Development Stage Company)

Notes to Consolidated Financial Statements

On October 22, 2009 the Company issued 43,750 shares of restricted common stock in cancellation and full satisfaction of a previously issued consulting agreement related to the installation and testing of the Company’s new Viridian Truly Tank-less Water Heater. The fair market value of the shares was $3,500 based on the closing price of the Company’s common stock on the grant date.

On October 22, 2009 the Company issued 50,000 shares of restricted common stock as payment for consulting services. The fair market value of the shares was $4,000 based on the closing price of the Company’s common stock on the grant date.

On October 8, 2009 the Company issued 600,000 shares of restricted common stock in cancellation and full satisfaction of a previously issued consulting agreement related to the installation and testing of the Company’s new Viridian Truly Tank-less Water Heater. The fair market value of the shares was $156,000 based on the closing price of the Company’s common stock on the grant date.

On September 28, 2009 the Company received a total of $50,400 from three accredited investors in exchange for a total of 224,000 shares of common stock at $0.25 per share.

On September 3, 2009 the Company received $45,000 from an accredited investor in exchange for 333,334 shares of common stock at $0.15 per share.

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

On August 19, 2009 the Company issued 478,260 shares of restricted common stock as a financing fee. The fair market value of the shares totaled $104,029 based on the closing price of the Company’s common stock on the grant date.

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

Nobel Innovations, Inc.
 (Development Stage Company)

Notes to Consolidated Financial Statements

On July 22, 2009 the Company issued 15,000 free trading S-8 shares for accounting services performed. The fair market value of the shares was $5,100 based on the closing price of the Company’s common stock on the date of issuance.

On July 8, 2009 the Company received a total of $8,000 from three accredited investors in exchange for a total of 32,000 shares of common stock at $0.25 per share.

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

Nobel Innovations, Inc.
 (Development Stage Company)

Notes to Consolidated Financial Statements

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

Nobel Innovations, Inc.
 (Development Stage Company)

Notes to Consolidated Financial Statements
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

Nobel Innovations, Inc.
 (Development Stage Company)

Notes to Consolidated Financial Statements

On March 13, 2009 the Company received proceeds of $25,000 in exchange for the sale of 5,000 shares of the Company’s common stock and a secured convertible note, which carries a 10% interest rate, maturing on March 12, 2010. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder at a price equal to seventy percent (70%) of the volume weighted average price of the Company’s common stock for the ten (10) trading days prior to the conversion or $0.10 per share. The 5,000 shares were issued on April 20, 2009 as a finance expense and were valued at $2,915. A beneficial conversion discount valued at $13,629 was recorded against the debt to present the bifurcation of the conversion feature between debt and equity.
On March 12, 2009 the Company received proceeds of $25,000 in exchange for the sale of 5,000 shares of the Company’s common stock and a secured convertible note, which carries a 10% interest rate, maturing on March 11, 2010. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder at a price equal to the greater of seventy percent (70%) of the volume weighted average price of the Company’s common stock for the ten (10) trading days prior to the conversion or $0.10 per share. The 5,000 shares were issued on May 26, 2009 as a finance expense and were valued at $3,223. A beneficial conversion discount valued at $13,937 was recorded against the debt to present the bifurcation of the conversion feature between debt and equity.

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

Nobel Innovations, Inc.
 (Development Stage Company)

Notes to Consolidated Financial Statements

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

Nobel Innovations, Inc.
 (Development Stage Company)

Notes to Consolidated Financial Statements

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

Nobel Innovations, Inc.
 (Development Stage Company)

Notes to Consolidated Financial Statements

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

Nobel Innovations, Inc.
 (Development Stage Company)

Notes to Consolidated Financial Statements

On May 16, 2007, the Company paid the former CEO, Mr. Evangelista, a one-time payment of $2,500 in exchange for the return all of his outstanding shares totaling 748,285. The cancellation was recorded during the year ended December 31, 2007.

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

Note 12 – Stock options and warrants

Options and Warrants Granted
On December 31, 2009 the Company granted 25,000 options as part of a consulting agreement to significant shareholders, exercisable at $1.00 per share over a five year term, with immediate vesting. The estimated value using the Black-Scholes pricing model, based on a volatility rate of 428% and a call option value of $0.0199, was $498, which was expensed on the grant date.

Nobel Innovations, Inc.
 (Development Stage Company)

Notes to Consolidated Financial Statements

On October 23, 2009 the Company granted 20,000 options as part of a consulting agreement for services performed, exercisable at $0.25 per share over a one year term, with immediate vesting. The estimated value using the Black-Scholes pricing model, based on a volatility rate of 415% and a call option value of $0.0524, was $1,048, which was expensed on the grant date.

On October 23, 2009 the Company granted 10,150 options as part of a consulting agreement for services performed, exercisable at $0.25 per share over a one year term, with immediate vesting. The estimated value using the Black-Scholes pricing model, based on a volatility rate of 415% and a call option value of $0.0524, was $532, which was expensed on the grant date.

On October 23, 2009 the Company granted 10,194 options as part of a consulting agreement for services performed, exercisable at $0.25 per share over a one year term, with immediate vesting. The estimated value using the Black-Scholes pricing model, based on a volatility rate of 415% and a call option value of $0.0524, was $534, which was expensed on the grant date.

On October 23, 2009 the Company granted 50,000 options as part of a consulting agreement for services performed, exercisable at $0.25 per share over a one year term, with immediate vesting. The estimated value using the Black-Scholes pricing model, based on a volatility rate of 415% and a call option value of $0.0524, was $2,619, which was expensed on the grant date.

On October 23, 2009 the Company granted 50,000 options as part of a consulting agreement for services performed, exercisable at $0.25 per share over a one year term, with immediate vesting. The estimated value using the Black-Scholes pricing model, based on a volatility rate of 415% and a call option value of $0.0524, was $2,619, which was expensed on the grant date.

On October 23, 2009 the Company granted 30,000 options as part of a consulting agreement for services performed, exercisable at $0.25 per share over a one year term, with immediate vesting. The estimated value using the Black-Scholes pricing model, based on a volatility rate of 415% and a call option value of $0.0524, was $1,572, which was expensed on the grant date.

On October 23, 2009 the Company granted 140,000 options as part of a consulting agreement for services performed, exercisable at $0.25 per share over a one year term, with immediate vesting. The estimated value using the Black-Scholes pricing model, based on a volatility rate of 415% and a call option value of $0.0524, was $7,334, which was expensed on the grant date.

Nobel Innovations, Inc.
 (Development Stage Company)

Notes to Consolidated Financial Statements

On October 23, 2009 the Company granted 20,000 options as part of a consulting agreement for services performed, exercisable at $0.25 per share over a one year term, with immediate vesting. The estimated value using the Black-Scholes pricing model, based on a volatility rate of 415% and a call option value of $0.0524, was $1,048, which was expensed on the grant date.

On October 23, 2009 the Company granted 700,000 options as part of a consulting agreement for services performed, exercisable at $0.25 per share over a one year term, with immediate vesting. The estimated value using the Black-Scholes pricing model, based on a volatility rate of 415% and a call option value of $0.0524, was $20,493, which was expensed on the grant date.

On October 8, 2009 the Company granted 75,000 options as part of a consulting agreement to significant shareholders, exercisable at $1.00 per share over a two year term, with immediate vesting. The estimated value using the Black-Scholes pricing model, based on a volatility rate of 413% and a call option value of $0.2411, was $18,079, which was expensed on the grant date.

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

Nobel Innovations, Inc.
 (Development Stage Company)

Notes to Consolidated Financial Statements

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

Options and Warrants Cancelled
None.

Options and Warrants Expired
None.

Options and Warrants Exercised
No options were exercised during the years ended December 31, 2009 and 2008.

The following is a summary of information about the Stock Options and Warrants outstanding at December 31, 2009 and 2008.

	Shares Underlying Options and Warrants Outstanding			Shares Underlying Options and Warrants Exercisable
Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Average Weighted Exercise Price
$0.10 - 1.00	2,354,344	1.95 years	$0.35	2,354,344	$0.35

Nobel Innovations, Inc.
 (Development Stage Company)

Notes to Consolidated Financial Statements

The fair value of each option and warrant grant are estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	2009	2008
Average risk-free interest rates	1.58%	2.24%
Average expected life (in years)	1.95	5.00
Average Volatility	371%	214%

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

The weighted average fair value of options and warrants granted with exercise prices at the current fair value of the underlying stock during the years ended December 31, 2009 and 2008 was approximately $0.35 and $0.45, respectively per option, or warrant.

The following is a summary of activity of outstanding stock options under the 2008 Stock Option Plan:

		Weighted
		Average
	Number	Exercise
	Of Shares	Price

Balance, December 31, 2007	-0-	$-0-
Options cancelled	-0-	-0-
Options expired	-0-	-0-
Options vested during the period	275,000	0.45

Balance, December 31, 2008	275,000	0.45
Options cancelled	-0-	-0-
Options expired	-0-	-0-
Options vested during the period	2,079,344	0.33

Balance, December 31, 2009	2,354,344	$0.35

Exercisable, December 31, 2009	2,354,344	$0.35

Nobel Innovations, Inc.
 (Development Stage Company)

Notes to Consolidated Financial Statements

Note 13 – Deposits Payable

Deposits payable represents deposits received on future sales, and amounted to $39,078 and $39,078 at December 31, 2009 and 2008, respectively.  Due to delays in development, the items weren’t shipped timely and have been recorded as a deposit payable.

Note 14 – Income taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the years ended December 31, 2009 and 2008, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. The Company had approximately $5,165,000 of federal net operating loss carry forwards at December 31, 2009. The net operating loss carry forwards, if not utilized, will begin to expire in 2022.

The components of the Company’s deferred tax asset are as follows:

	As of December 31,
	2009	2008
Deferred tax assets:
Net operating loss carry forwards	$1,808,000	$1,625,750

Net deferred tax assets before valuation allowance	1,808,000	1,625,750
Less: Valuation allowance	(1,808,000)	(1,625,750)
Net deferred tax assets	$-	$-

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2009 and 2008, respectively.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	As of December 31,
	2009	2008
Federal and state statutory rate	35%	35%
Change in valuation allowance on deferred tax assets	(35%)	(35%)

Note 15 – Impairment charges

In 2008, the Company recognized non-cash impairment charges of $48,274,161 as a result of impairment of the intangible patent asset that was acquired and recorded as goodwill during the acquisition of Noble Systems, Inc. Delays in certifying the patent pending and uncertainties in utilizing the patents to bring related products to market have not resulted in the expected returns, as such, we are unable to estimate the potential revenues with a comfortable level of certainty. Additionally, the business continues to face economic challenges, as the housing market in the United States has suffered an economic slow down. The Company is continuing to try to finalize the patent and develop its product for consumer use in the housing market. As a result of these factors, management performed the required impairment tests and determined that an impairment charge was required. The Company used the discounted cash flows method to determine the estimated fair market value of the intangible asset. Using a conservative estimate of future discounted cash flows, it was determined that the majority of the intangible asset value was impaired. Given uncertainties in the housing market and the ability to get the pending patent accepted management decided to impair the entire asset value. Due to the related party nature of the acquisition which gave rise to the intangible asset, the Company has recorded the impairment charge to equity, as such, the transaction had no impact on the statement of operations.

Note 16 – Company is Dependent on Few Major Suppliers

The Company is dependent on third-party vendors for all of its production and product development. In 2009 and 2008, purchases from the Company’s largest vendor accounted for approximately 100% of direct product development costs. The Company is dependent on the ability of its vendor to provide services and production on a timely basis and on favorable pricing terms. The loss of this vendor could have a material adverse effect on the Company. The Company believes that its relationships with its suppliers are satisfactory.

Nobel Innovations, Inc.
 (Development Stage Company)

Notes to Consolidated Financial Statements

Note 17 – Fair value of financial instruments

The Company adopted FASB ASC 820-10 on January 1, 2008. Under FASB ASC 820-10-5, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under GAAP, certain assets and liabilities must be measured at fair value, and FASB ASC 820-10-50 details the disclosures that are required for items measured at fair value.

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

The following table provides a summary of the fair values of assets and liabilities:

		Fair Value Measurements at
		December 31, 2009
	Carrying
	Value
	December31,
	2009	Level 1	Level 2	Level 3
Assets:
Cash	$53	$53	$-	$-

Liabilities:
Notes payable, related party	$542,654	$-	$-	$542,654
Notes payable	352,397			352,397
Total	$895,104	$53	$-	$895,051

Management believes that the market rate of interest as of December 31, 2009 was not materially different to the rate of interest at which the notes payable were issued. Accordingly, the Company believes that the fair value of the notes payable approximated their carrying value at December 31, 2009.

Nobel Innovations, Inc.
 (Development Stage Company)

Notes to Consolidated Financial Statements

Note 18 – Subsequent events

On January 21, 2010 the Company granted 75,000 options as part of a consulting agreement to significant shareholders, exercisable at $1.00 per share over a two year term, with immediate vesting. The estimated value using the Black-Scholes pricing model, based on a volatility rate of 428% and a call option value of $0.0440, was $3,300, which was expensed on the grant date.

On January 21, 2010 the Company sold 750,000 shares at $0.133 per share to a board of director in exchange for total proceeds of $100,000.

On January 28, 2010 the Company sold 250,000 shares at $0.04 per share to an accredited investor in exchange for total proceeds of $10,000.

On January 31, 2010 the Company issued a total of 300,000 shares to two consultants for shares outstanding as a subscription payable balance at December 31, 2009.

On January 31, 2010 the Company issued 100,000 shares, valued at $2,000 for consulting services rendered.

On February 2, 2010 the Company sold 111,111 shares at $0.045 per share to an accredited investor in exchange for total proceeds of $5,000.

On February 15, 2010 the Company issued 150,000 shares of common stock for shares outstanding as a subscription payable balance at December 31, 2009.

On March 3, 2010 the Company issued a promissory note to a member of the board of directors in exchange for a $5,000 loan. The loan carries a 10% interest rate, maturing on June 3, 2010. The principal and accrued interest is convertible into shares of common stock at a price equal to the greater of seventy percent (70%) of the average price of the Company’s common stock for the thirty (30) days prior to the maturity date or $0.10 per share.

In accordance with ASC 855-10, all subsequent events have been reported through the filing date of April 15, 2010.